Form 10QSB
period 2006-03-31
AMERICAN MOLD GUARD INC
filed 2006-06-09
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number: 001-32862

AMERICAN MOLD GUARD, INC.

(Exact name of small business issuer as specified in its charter)

California	74-3077656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30200 Rancho Viejo Road, Suite G, San Juan Capistrano, California 92675

(Address of principal executive offices)

(949) 240-5144

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of June 2, 2006, 4,463,917 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2006 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,782	$330,847
Accounts receivable, less allowance for doubtful accounts of $15,708 as of December 31, 2005 and March 31, 2006	1,257,356	1,666,426
Inventories	38,039	53,237
Deferred offering costs (Note 2)	620,882	932,957
Deposits	115,935	190,275
Other current assets	80,122	32,412

Total Current Assets	2,180,116	3,206,154
Property and equipment, net (Note 3)	309,465	325,258
Intangible assets, net (Note 1)	2,536	2,029

Total Assets	$2,492,117	$3,533,441

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$1,908,414	$2,371,329
Accrued payroll related expenses	1,687,834	1,941,911
Short term notes payable (Note 4)	3,129,986	3,833,364
Accrued interest payable	372,326	538,403

Total Current Liabilities	7,098,560	8,685,007
Long-Term Liabilities:
Long-term notes payable, net of discount (Note 4)	835,089	1,219,957

Total Liabilities	$7,933,649	$9,904,964

Commitments and contingencies (Notes 1, 2 and 4-9)
Shareholders’ Deficiency (Notes 5, 6, 7 and 9)
Series A Convertible Preferred Stock, no par value, 499,999 shares authorized, 499,999 shares issued and outstanding having a liquidation preference of $772,740 on December 31, 2005 and $789,039 on March 31, 2006	625,000	625,000
Series B Redeemable, Convertible Preferred Stock, no par value, on December 31, 2005, 1,210,000 shares authorized, 454,500 shares issued and outstanding having a liquidation preference of $1,180,791, and on March 31, 2006, 605,000 shares authorized, 454,500 shares issued and outstanding having a liquidation preference of $1,037,404	859,000	859,000
Series C Convertible Preferred Stock, no par value, 5,000,000 authorized, none issued and outstanding on December 31, 2005 and March 31, 2006
Common Stock, no par value, 50,000,000 shares authorized, 942,301 shares issued and outstanding on December 31, 2005 and March 31, 2006	1,475,262	1,475,265
Additional paid-in capital	2,005,289	2,208,024
Accumulated deficiency	(10,406,083)	(11,538,812)

Total Shareholders’ Deficiency	(5,441,532)	(6,371,523)

Total Liabilities and Shareholders’ Deficiency	$2,492,117	$3,533,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Revenue, net	$995,699	$2,761,654
Cost of revenue:
Direct costs	704,728	1,563,955
Depreciation expense	20,272	33,558

Total cost of revenue	725,000	1,597,513

Gross margin	270,699	1,164,141
Selling, general and administrative expenses	1,067,197	1,564,305

Loss from operations	(796,498)	(400,164)
Interest expense	(163,839)	(728,697)

Loss before provision for taxes	(960,337)	(1,128,861)
Provision for income taxes	800	3,868

Net loss	$(961,137)	$(1,132,729)
Dividends on cumulative preferred stock	152,397	292,443

Net loss applicable to common shareholders	$(1,113,534)	$(1,425,172)

Basic and diluted net loss per share	$(1.05)	$(1.20)

Dividends accumulated for the period on cumulative preferred stock	$(0.17)	$(0.31)

Net loss attributable to Common Stock per share	$(1.22)	$(1.51)

Weighted average number of common shares outstanding – basic and diluted	911,554	942,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2006
Cash flows from operating activities:
Net loss	$(961,137)	$(1,132,729)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	26,315	41,024
Common stock issued in payment of director fees	45,000	—
Fair value of warrant issued	128,000	—
Fair value of Common Stock issued for Trust One	12,500	—
Compensation expense from stock options	—	33,407
Amortization of beneficial conversion debt discount	77,534	557,577
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(175,525)	(409,070)
Inventories	27,900	(15,198)
Deposits and other current assets	(6,663)	(26,631)
Accounts payable and accrued liabilities	144,080	462,914
Accrued payroll related expenses	127,212	254,080
Accrued interest payable	63,296	166,077

Net cash used in operating activities	(491,487)	(71,803)

Cash flows from investing activities:
Purchase of property and equipment	(80,040)	(56,311)

Net cash used in investing activities	(80,040)	(56,311)

Cash flows from financing activities:
Borrowings from notes payable	350,000	700,000
Payments on short term notes payable	(21,183)	—
Deferred offering costs	6,780	(312,075)

Net cash flows provided by financing activities	335,597	387,925

(Decrease) increase in cash and cash equivalents	(235,930)	263,065
Cash and cash equivalents, beginning of period	243,788	67,782

Cash and cash equivalents, end of period	$7,858	$330,847

Supplemental disclosures for cash flow information:
Cash paid for interest	$12,010	$643
Cash paid for income taxes	—	—
Non-cash investing activities – other	—	169,331
Non-cash investing activities – Trust One Termite
Vehicles and equipment	5,730	—
Other current assets	2,233	—
Intangible assets	4,397	—
Accounts payable	(7,362)	—
Long term notes payable	(1,581)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Nature of Operations

Organization

American Mold Guard, Inc. (the “Company”) commenced operations in September 2002 and was incorporated under the laws of the State of California on January 13, 2003.

Nature of Operations

The Company’s principal business is providing mold prevention services to the residential home building industry. The Company focuses it efforts on single and multi-family residential new construction. Currently, the Company operates 11 service centers in four states – California, Florida, Texas and Louisiana. Through its wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), the Company also provides termite control services.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form 424(b)(5) filed with the Securities and Exchange Commission on April 27, 2006 (the “IPO Prospectus”). The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the IPO Prospectus. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Acquisition of Trust One Termite, Inc.

The Company acquired Trust One on February 1, 2005. Under the terms of the acquisition, the Company issued 3,401 shares of its common stock for all the issued and outstanding shares of Trust One. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The shares were valued at $12,500, based on the estimated fair value of the Company’s common stock at the day of the acquisition of $3.68 per share. The results of Trust One’s operations have been included in the consolidated financial statements since the date of the acquisition.

The pro forma financial results set forth below reflect certain operational data of the Company as if the acquisition of Trust One took place on January 1, 2005.

Three Months Ended March 31, 2005
Net revenue	$1,005,566
Net loss	$(969,950)
Loss per common share	$(1.06)
Weighted average common shares outstanding	911,554

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Summary of Critical Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trust One since the date of its acquisition, February 1, 2005. All significant inter-company accounts and transactions are eliminated upon consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market and consist primarily of raw materials.

Deferred Offering Costs

Direct costs incurred in connection with the Company’s sale of the Company’s $1.5 million aggregate principal amount 10% unsecured promissory notes due August 31, 2006 (the “Unsecured Notes”) during 2005 and 2006 (Note 4) and the Company’s initial public offering (the “IPO”), which became effective on April 26, 2006 (Note 9), principally legal expenses, are capitalized. The costs related to the Unsecured Notes are being amortized over the life of the Unsecured Notes, and, for the three months ended March 31, 2006, $6,780 has been recognized as interest expense. The unamortized balance is $40,670 as of March 31, 2006. The Company will be offsetting the costs associated with the IPO, $892,287 as of March 31, 2006, against the proceeds in the quarter ending June 30, 2006.

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation over estimated useful lives ranging from three to five years, using the straight-line method. Leasehold improvements and capitalized leased equipment are amortized over the life of the related non-cancelable lease. Repair and maintenance expenditures that significantly add to the value of the property, or prolong its life, are capitalized. Repair and maintenance expenditures that do not significantly add to the value of the property, or prolong its life, are charged to expense as incurred. Gains and losses on dispositions of property and equipment are included in the related period’s statement of operations.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment as of March 31, 2006.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of March 31, 2006 and during the three months ended March 31, 2005 and 2006.

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed, the amount of the service and contract value is determinable and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. The Company does not require collateral on its accounts receivable.

Service Warranties

The Company provides a general warranty on its services that extends for the entire “statute of repose,” the period during which, under the various state laws, builders have continuing liability for construction defects. In general, the period of continuing liability is between 10 and 15 years depending upon the state in which the service has been provided. The warranty covers both property damage and personal injury arising from mold contamination on any surface treated by the Company. The personal injury portion of the warranty is supported by a $2.0 million pollution liability mold giveback provision under the Company’s general liability policy. The Company estimates its exposure to warranty claims

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

based upon historical warranty claim costs and expectations of future trends. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. However, the Company does not have, at this time, sufficient experience to determine if a reserve is required and/or if the coverage under the general liability policy is sufficient should claims be filed against the Company. To date, the Company has not been required to perform under the terms of its warranty provisions, and management is not aware of any pending or threatened claims. As a result, the accompanying condensed consolidated financial statements do not include any accruals or provisions associated with future warranty expenditures.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $33,407, which was related to stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

If the Company had adopted the fair value provisions of SFAS No. 123 for employee stock options, in connection with options issued during the three months ended March 31, 2005, the Company would have recorded deferred compensation of $682 (using the Black-Scholes method of valuation with a volatility ranging from 44.6% to 48.9%, a discount rate ranging from 2.184% and 3.109%, a term of five years and no dividends). Most grants vest over a period of three years with one-third vesting after one year and the remaining two-thirds vesting ratably over the eight remaining quarters.

The pro forma loss assuming implementation of SFAS No. 123R for the three months ended March 31, 2005 is as follows:

Net loss, as reported	$(961,137)
Add: Stock-based compensation expense recorded in accordance with APB No. 25	—
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(178,454)

Pro forma net loss	$(1,139,591)

Weighted average number of shares outstanding –
Basic and diluted -	911,554
Net loss per share:
Basic – as reported	$(1.05)
Basic – pro forma	$(1.25)

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Risk Management

The Company is not exposed to significant credit concentration risk, interest rate or hedging risks. The Company’s functional currency is the US dollar. The Company is not exposed to foreign exchange risk and the Company is not a party to any derivative transactions.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, other current assets, accounts payable and accrued liabilities, accrued salary and wages, accrued interest payable and short term debt approximate their fair values because of the short maturity of these instruments.

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value (the “Common Stock”), outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 644,607and 1,024,803 for the three months ended March 31, 2005 and 2006, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” which amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in APB Opinion No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of APB 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment to APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 150.” SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for us for the fiscal year beginning January 1, 2007. We are currently evaluating the impact that SFAS 155 may have on the company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We are currently assessing the impact that the adoption of SFAS 156 will have on our results of operations and financial position.

Note 3. Property and Equipment

At March 31, 2006, property and equipment consisted of the following:

Vehicles	$466,538
Office furniture and fixtures	108,039
Accumulated depreciation	(249,319)

Property and equipment, net	$325,258

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Short and Long-Term Notes Payable

At March 31, 2006, notes payable consist of the following:

Short-Term Notes Payable:

Unsecured loans	$1,037,187
Less: Debt discount	(133,527)
Secured loan	170,000
Unsecured notes	2,000,000
Additional securities	1,500,000
Less: Deferred interest costs	(740,296)

Total short term loans payable	$3,833,364

Long-Term Notes Payable:

Unsecured 10% loan	$250,000
10% Convertible notes	1,950,000
Less: Debt discount	(980,043)

Total long-term loans payable	$1,219,957

Debt transactions in the three months ended March 31, 2006:

In January and February 2006, the Company borrowed an aggregate of $150,000 on a demand basis from an institutional accredited investor. The notes bear interest at the rate of 8% per annum until a written demand is made after which interest will be 18% per annum. No demand has been made to date. In order to induce the investor to make these loans, the Company’s chief executive officer and one of its directors agreed to transfer 1,701 and 8,503 shares of Common Stock, respectively, to the investor from their own personal holdings. The benefit of the personal transfer to the Company has been valued at $49,081 which was charged to debt discount and credited to additional paid in capital during 2006.

In February and March, 2006, the Company’s chief executive officer loaned the Company an aggregate of $100,000. The loan bears interest at the rate of 10% per annum and is payable from the proceeds of the IPO. As of March 31, 2006, the outstanding loan amount plus accrued interest outstanding was $95,600. The loan, including accrued interest, was paid in full in May 2006.

On March 1, 2006, the Company issued a 10% unsecured promissory note up to a principal amount of $200,000 to the representative of the underwriters of the IPO (the “Representative”). In March 2006, the Company borrowed an aggregate of $200,000. In April 2006, the Company borrowed an additional $50,000. The note, including accrued interest, was payable in full at the closing of the IPO and was paid in full in May 2006.

On March 15, 2006, the Company borrowed $250,000 from an accredited investor. The note bears interest at 10% per annum and is payable on May 31, 2007. In order to induce the investor to make the loan, the Company’s chief executive officer agreed to transfer 25,000 shares to the investor from his own personal holdings. The benefit of the personal transfer to the Company has been valued at $120,500, which will be charged to debt discount and credited to additional paid in capital during 2006. During the three months ended March 31, 2006, $26,087 was charged to interest expense. The note, including accrued interest, was paid in full in May 2006.

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Short-Term Notes Payable:

Short-term notes payable consist of the following:

Unsecured Loans

A $75,000 unsecured loan dated November 1, 2003 with interest at 4% per annum and a maturity date of December 31, 2006, or 10 business days after the completion of an initial public offering of the Company, whichever occurs first. As of March 31, 2006, the loan plus accrued interest of $13,553 remained outstanding. The note, including accrued interest, was paid in full in May 2006.

A $40,000 unsecured loan dated November 10, 2003 for $25,000 and August 31, 2004 for an additional $15,000 with an interest rate of 7% per annum. The loan was due and payable upon completion of an initial public offering of the Company. As of March 31, 2006, the loan plus accrued interest of $1,473 remained outstanding. The note, including accrued interest, was paid in full in May 2006.

One note for $100,000 from one investor had a stated interest rate of 8% per annum and a maturity date of October 9, 2004. The Company did not repay any portion of the principal or interest until March 31, 2005. As of March 31, 2006, total arrearage on the note, including accrued interest and penalties, equaled $236,962. The Company is currently disputing the amount claimed to be owed by the investor, and the parties are negotiating resolution of the dispute.

A $75,000 unsecured loan dated March 17, 2004 with an interest rate of 8% per annum and an unspecified maturity date. As of March 31, 2006, the loan plus accrued interest of $88,231 remained outstanding. As of the date of this report, the loan has not been repaid.

One note for $100,000 from one investor had an annual interest rate of 18%. As of March 31, 2006, the loan plus accrued interest $14,604 remained outstanding. The note, including accrued interest, was paid in full in May 2006.

Two unsecured 10% promissory notes dated July 11, 2005 and August 9, 2005, for an aggregate of $400,000 payable to the Representative. Both notes were payable out of the proceeds of the IPO. As of March 31, 2006, both notes and accrued interest of $27,917 remained outstanding. The notes, including accrued interest, were paid in full in May 2006.

In August and September 2005, the Company issued $1.5 million aggregate principal amount of its 10% unsecured promissory notes due August 31, 2006 (the “Unsecured Notes”) and the right to receive $1.5 million worth of the Company’s securities (the “Additional Securities”). The Unsecured Notes and the accrued but unpaid interest thereon, amounting to $75,939 as of March 31, 2006, were due and payable three business days following the date on which the Company completes an equity financing resulting in gross proceeds of at least $3.0 million. In addition, the Company agreed to issue to the holders of the unsecured notes Additional Securities of the Company. The Additional Securities, equal to 230,770 shares of Common Stock, 230,770 Class A warrants and 230,770 of Class B warrants, were required to be issued to the holders of the Unsecured Notes at such time as the Company completes a financing with gross proceeds of $5 million or more (a “Qualified Sale”) and were required to be identical to the securities issued in the Qualified Sale. The Additional Securities were issued in May 2006 in accordance with the applicable agreement. The Additional Securities have been valued at $1.5 million and deferred interest costs (debt discount) have been valued at $1.5 million. The debt discount is amortized over the life of the notes. For the three months ended March 31, 2006, $391,304 was amortized and charged to interest expense in the accompanying condensed consolidated statement of operations. The notes, including accrued interest, were paid in full in May 2006.

A $100,000, 10% unsecured promissory note issued in September 2005, which was due and payable following the completion of an equity financing by the Company. In order to induce the investor to make the loan, the Company’s chief executive officer agreed to personally guarantee repayment of the note and to transfer $150,000 worth of Common Stock that he personally owned to the investor. The benefit of the personal transfer to the Company has been valued at $150,000 of which $100,000 has been charged to debt discount, $50,000 has been charged as interest expense and $150,000 has been credited to additional paid in capital. The debt discount is being amortized over the life of the note. For the three months ended March 31, 2006, $7,082 has been amortized and charged to interest

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

expense in the accompanying consolidated statement of operations. As of March 31, 2006, the note and accrued interest of $5,357 remained outstanding. The note, including accrued interest, was paid in full in May 2006.

A $200,000, 10% per annum unsecured promissory note from an individual investor, which was due on the earlier of January 1, 2007, or upon the completion of an initial public offering by the Company. Upon the completion of the IPO, the Company’s chief executive officer agreed to transfer 20,000 shares of Common Stock that he personally owned to the investor. As of March 31, 2006, the note and accrued interest of $6,193 remained outstanding. The note, including accrued interest, was paid in full in May 2006.

Secured Loan

In April 2004, the Company borrowed $170,000 secured by accounts receivable of the Company with an interest rate of 3% per month. As of March 31, 2006, the outstanding balance was $170,000. Accrued interest as of March 31, 2006 was $21,430. The loan was due upon the Company receiving payment from the customer for the applicable accounts receivable. By verbal agreement the due date was extended to be repaid in full from the proceeds of an initial public offering by the Company. The note, including accrued interest, was paid in full in May 2006.

Long-Term Notes Payable:

Convertible Notes

On September 30, 2004, the Company entered into a Note Purchase Agreement with an accredited investor under which the investor agreed to purchase up to $4,250,000 aggregate principal amount of the Company’s 10% secured convertible notes (the “Convertible Notes”). Pursuant to this agreement, the Company issued four Convertible Notes having an aggregate principal amount of $1,950,000. Convertible Notes having an original principal amount of $500,000 were issued on each of October 5 and December 9, 2004. The Convertible Notes’ maturity date was September 30, 2007. After September 30, 2006, the Company may redeem all or a part of the Convertible Notes in minimum increments of $250,000. The holder of the Convertible Notes may convert such notes at any time into shares of the Company’s Series C Convertible Preferred Stock, which, in turn is convertible into shares of Common Stock. The conversion price is $3.35. As of March 31, 2006, the notes and accrued interest of $243,046 remained outstanding. With the consent of the holder of the Convertible Notes, the notes and accrued interest were paid in full in May 2006.

Simultaneously with its issuance of the $600,000 Convertible Note on April 15, 2005, the Company also issued to the purchaser a warrant to purchase 170,062 shares of Common Stock exercisable at $5.88 per share (the “April 2005 Warrants”). The Company has recorded the relative estimated fair value of the April 2005 Warrants of $147,368 as debt discount and additional paid-in capital in the year ended December 31, 2005. During the quarter ended March 31, 2006, the Company charged interest expense for $12,081 against the debt discount (Note 6).

Based on the effective conversion rate, the Company calculated the estimated value of the beneficial conversion feature associated with the Convertible Notes to be $1,471,053. Such amount is accounted for as a debt discount and is being amortized to interest expense over the life of the Convertible Notes. Interest expense charged for the three months ended March 31, 2005 and 2006 was $77,534 and $134,868, respectively.

Prepaid financing fees of $81,350 paid in connection with the Convertible Notes are being amortized over the life of the Convertible Notes. Amortization of $6,780 and $6,780 for the three months ended March 31, 2005 and 2006, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations. The remaining unamortized balance of $40,670 at March 31, 2006 is included in deferred offering costs in the accompanying condensed consolidated balance sheet.

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Maturities on Short and Long-Term Notes Payable:

Maturities of notes payable, exclusive of Additional Securities, as of March 31, 2006, are as follows:

2006	$3,207,187
2007	2,200,000

$5,407,187

Note 5. Capitalization

The accompanying financial statements give effect to a reverse stock split pursuant to which each share of Common Stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of Common Stock. The reverse stock split was effective as of April 7, 2006.

Note 6. Common Stock Purchase Warrants

Listed below are the warrant balances of the Company as of March 31, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
January 2005 Warrants	85,031	$3.68	.58 years
April 2005 Warrants	170,062	5.88	1.0 years

Balance, March 31, 2006	255,093	$5.15	.86 years

The January 2005 Warrants entitle the holder thereof to purchase up to 85,031 shares of Common Stock at any time up to January 3, 2007 at a purchase price of $3.68 per share. In connection with the issuance of the January 2005 Warrants, the Company estimated the fair value of such warrants to be $128,000 using the Black-Sholes valuation model (exercise price of $3.68, expected term of 5 years, volatility of 37.5%, discount rate of 5% and no dividends, present value of warrant $1.50 per share).

The April 2005 Warrants entitle the holder thereof to purchase up to 170,062 shares of Common Stock at any time until April 15, 2008 at a purchase price of $5.88 per share. In connection with the issuance of the April 2005 Warrants, the Company recorded $147,368 of debt discount, which it charged against the face value of the $600,000 Convertible Notes issued in April 2005 and is being amortized over the life of that Convertible Note. For the three months ended March 31, 2006, $12,281 has been amortized and charged to interest expense (Note 4).

Note 7. Stock Option Plan

The shareholders of the Company approved the Equity Incentive Plan (the “Plan”) on April 28, 2003, which initially provided for the issuance of up to an aggregate of 340,124 shares of Common Stock or options covering shares of Common Stock. The plan was amended in December 2005 to permit the issuance of up to a total of 425,155 shares of Common Stock or options covering shares of Common Stock. Options granted under the Plan generally vest one-third after 12 months while the remainder vests ratably in quarterly installments over the next two years. All unexercised options expire after five years from the date of grant.

At March 31, 2006, there were 267,499 option grants outstanding at an average exercise price of $4.52. During the three months ended March 31, 2006, there were not any option grants issued.

The fair value of each option award is estimated on the date of grant using the option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2005	March 31, 2006*
Expected volatility	36%	—
Weighted-average volatility	36%	—
Expected dividends	0	—
Expected term (in years)	5	—
Risk-free rate	3.1%	—

*	There were no options granted in the quarter ended March 31, 2006.

A summary of option activity under the Plan as of March 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2005	267,499	$4.52	4.23	$1,210,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding on March 31, 2006	267,499	$4.52	3.98	$1,210,000

Exercisable on March 31, 2006	134,709	$4.79	3.25	$593,072

The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $3.66. There were no options granted during the three months ended March 31, 2006. The total intrinsic value of options exercised during the quarters ended March 31, 2005 and March 31, 2006 was zero, as there were no options exercised during these periods.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested on December 31, 2005	147,019	$3.66
Granted	—	—
Vested	(14,299)	$3.66
Forfeited	—	—
Nonvested on March 31, 2006	132,790	$4.21

As of March 31, 2006, there was $165,792 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.98 years.

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Commitments and Contingencies

Lease Commitments

The Company’s executive offices are located in San Juan Capistrano, California under a lease that expires in August 2006. The Company operates out of regional service centers under leases with terms ranging from 12 to 36 months and leases vehicles for terms ranging from 36 to 48 months.

Future minimum lease payments under these noncancelable operating leases are as follow:

Years ending December 31,
2006	$311,121
2007	188,618
2008	128,890
2009	43,915
2010	2,027

$674,571

Rent expense was $74,349 and $138,789 during the three months ended March 31, 2005 and 2006, respectively.

Success Fee

Upon the successful completion of the IPO, the Company issued to its legal counsel 66,176 shares of Common Stock.

Litigation

The Company is, at times, subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Management currently is not aware of any such claims that would have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

Payroll Taxes

At March 31, 2006, the Company was delinquent in paying approximately $197,500 of payroll-related taxes. Such amount is included in other accrued payroll-related expenses in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2006, the Company accrued for a penalty of $26,000 for non-payment of the delinquent taxes. On May 30, 2006, the Company paid $197,500 in delinquent payroll-related taxes.

Note 9. Subsequent events

On May 2, 2006, the Company closed its initial public offering of 1,350,000 units, each unit consisting of two shares of common stock, two Class A warrants and two Class B warrants, at $13.00 per unit. The IPO raised net proceeds of $16.0 million, after underwriter discounts and direct expenses. On May 23, 2006, the representative of the several underwriters exercised their over-allotment option

AMERICAN MOLD GUARD, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

and purchased an additional 100,000 units. The exercise of the overallotment option raised additional net proceeds of $1.2 million, after underwriting discounts. On May 31, 2006 and June 7, 2006, the Company announced that the representative of the several underwriters exercised their over-allotment option with respect to additional securities of the Company. At the closing on June 7, 2006, the Company issued 100,000 shares of common stock, 100,000 Class A warrants and 100,000 Class B warrants to the underwriters. The gross proceeds from this exercise of the overallotment option were approximately $650,000 and the net proceeds to the Company, after the underwriting discount, were approximately $600,000. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $17.8 million. The Company has used a significant amount of the net proceeds of the offering to repay substantially all of the Company’s debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended March 31, 2006. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiary. This discussion and analysis should be read in conjunction with the section entitled “Factors That May Affect Future Results” below.

Some of the statements in this section contain forward–looking statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events, which involve risks and uncertainties. All statements other than statements of historical facts included in this section relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under the section entitled “Factors That May Affect Future Results” below , including, but not limited to, our history of losses and cash flow deficits; future broad market acceptance of mold prevention services; our limited operating history; our likely need to raise additional capital in the future; insufficient cash flow to fund operations; the possibility that we may not be able to raise additional capital in the future; the possibility that we cannot successfully establish the “Mold Guard” brand; the absence of significant proprietary technology underlying our services; the likely development of increased competition; our high dependence on a limited number of customers; the possibility that we will not keep up with changes in our industry; our reliance on suppliers to provide us with raw materials; the absence of exclusive or long-term commitments from our customers; the limited amount of our general liability insurance coverage; the lack of diversification of our business; our reliance on key personnel; our high administrative expenses relative to our size and the possibility that we cannot manage our growth effectively and other factors identified from time to time in our filings with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

GENERAL OVERVIEW

We provide mold prevention services to builders of single and multi-family homes. To date, we have proved our service to over 350 national and regional single- and multi-family home builders through 11 service centers located in California, Florida, Texas and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., The McCaffrey Group and Lenox Homes and multi-family home builders such as Global Construction Company, L.L.C., Hanover R.S. Limited Partnership, Bosa Development and Opus West Construction, Inc.

Although our business continues to grow, we continue to lose money on an operating and cash flow basis. We believe that the primary reason that we have yet to be cash flow positive and profitable is because we continue to invest in our business by opening new service centers.

Our strategy is to continue to establish new service centers throughout the country. Where we open new service centers and how many we will open will depend on a number of factors, including existing customer demand, the strength of the new housing market in a particular region, the extent to which mold may or may not be a problem in a particular region, the availability of capital and other opportunities. In our experience, a new service center usually does not become cash flow positive until it has been operating for at least eight months and it does not become profitable until it has been operating for approximately one year. As a result, an aggressive expansion program would adversely affect our financial performance. On the other hand, we believe that an aggressive expansion policy would enable us to achieve our goal of capturing a larger market share relatively quickly in advance of our existing and potential competitors. One of the challenges we face is balancing our goals of achieving profitability as soon as possible and capturing market share.

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for mold prevention and the backlog of homes to be built by our customer and prospective customer base. In addition, we believe public awareness of health risk associated with mold contamination, particularly in the aftermath of Hurricanes Katrina, Rita and Wilma, the growth in mold-related insurance claims and litigation and the high cost of mold remediation also will contribute to our growth. On the other hand, higher interest rates, higher building costs, increasing levels of inventories in the housing construction industry and the general decline in the rate of growth of the new home construction industry could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs.

Lack of sufficient capital has prevented us from aggressively marketing our services. Marketing is an important part of our business plan because builders need to be persuaded to make our mold prevention services standard line items in their budgets. The lack of capital has had negative margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. The additional capital will allow us to implement operation improvement programs that we expect will lead to higher gross margins.

In May 2006, we closed our initial public offering, or our IPO, of 1,350,000 units, each unit consisting of two shares of the Company’s common stock, no par value, or our Common Stock , two Class A warrants and two Class B warrants, at $13.00 per unit. The offering raised net proceeds of $16.0 million, after underwriter discounts and direct expenses. Subsequent to the closing, the representative of the several underwriters exercised the underwriters’ over-allotment option and purchased an aggregate of 200,000 units, raising an additional $1.8 million in net proceeds after underwriter discounts. We believe that capital raised in our initial public offering will allow us to increase sales and marketing resources in our existing regions, as well as expand into new regions.

We measure our business using both financial and other operating metrics. The financial metrics include revenue, gross margin, operating expenses and income from continuing operations. The operating metrics include new sales order activity, service schedule, material usage and crew productivity.

New Sales Activity. With this metric we measure the level of new customer commitments in terms of new clients and dollar value of sales. We use this metric to gauge the effectiveness of our sales efforts. The data is gathered by sales representatives, by region and by month. We monitor new sales activity between project type: single-family versus multi-family. We also analyze new sales based on regional builders’ and national builders’ activity.

Service Schedule. We utilize this data to evaluate the demand for services in each service center or region. This measurement allows us to identify unused service capacity and to shift capacity, when necessary, to service centers with greater demand.

Material Usage. As material cost represents a key component of our total cost of service, we use this metric to gauge the relative usage of material in each service center and region. The material usage rate for soda can vary depending on the amount of mold contamination on the wood surfaces required to be removed, the relative humidity of the region and the proficiency of the crews. We monitor the material usage rate in order to help identify service centers that may need operational improvements or training to decrease their relative cost of service.

Crew Productivity. This measure focuses on our cost of service. We have planning standards for each region that we use to plan crew labor requirements. Measuring productivity, how many square feet of construction are treated in a day, allows us to analyze the effectiveness of our labor force and crew leaders. Anticipated productivity by project also is a determining factor in project pricing. Again, the productivity levels vary depending on the type of project (single-family versus multi-family), the climate conditions, the training level and the experience of the crew and the amount of mold contamination to be removed from the project.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed, the amount of the service and contract value is determinable and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. The Company does not require collateral on its accounts receivable.

Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $33,407, which was related to stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table set forth the percentage relationship to total revenues of items included in the Company’s Condensed Consolidated Statements of Operations for the quarters ended March 31, 2006 and 2005:

	Three months ended March 31,		Increase (Decrease)	Percentage Change
	2005	2006
	(unaudited)
Revenue	$995,699	$2,761,654	$1,765,955	177.4%
Cost of revenue	725,000	1,597,513	872,513	120.4%

Gross margin	270,699	1,164,141	893,442	330.4%
Selling, general and administrative expenses	1,067,197	1,564,305	497,108	46.6%

Loss from operations	(796,498)	(400,164)	(396,334)	49.8%
Interest expense	(163,839)	(728,697)	564,858	344.8%

Loss before provision for taxes	(960,337)	(1,128,861)	168,524	17.6%
Provision for taxes	800	3,868	3,068	383.5%
Net loss	$(961,137)	$(1,132,729)	$171,592	17.9%

Revenues

Revenues for the three months ended March 31, 2006 increased 177.4% to $2,761,654, compared to $995,699 during the same period last year. Revenue growth in the three months ended March 31, 2006 versus the three months ended March 31, 2005 by region is summarized below:

Region	Three Months Ended March 31, 2005	Percentage of Revenue	Three Months Ended March 31, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (decrease)
California	$492,805	49.5%	$1,339,219	48.5%	$846,414	171.8%
Florida	348,572	35.0%	404,166	14.6%	55,594	15.9%
Gulf	117,741	11.8%	798,460	28.9%	680,719	578.1%
Other	36,581	3.7%	219,809	8.0%	183,228	500.9%
Total	995,699	100.0%	2,761,654	100.0%	1,765,955	177.4%

Revenue in California increased $846,000, 172% in the first quarter of 2006 versus the same period for 2005. The increase was the result of increases in pricing ($137,000), increases in multi-family projects ($144,000) and increases in single family production ($565,000).

Commencing in the quarter ending March 31, 2006, we realigned our business to combine our Texas and Louisiana regions into the Gulf Coast region. Revenue in that region increased $680,700, 578%, in the first quarter of 2006 versus the same period in 2005. The primary increase was attributable to the expansion into New Orleans in October 2005 following Hurricane Katrina. The Company provides reconstruction mold treatment services (cleaning and prevention) on residential and commercial structures.

Revenue in the Florida region increased $55,600, 16%, in the first quarter of 2006 versus the first quarter of 2005. The increase was primarily attributable to increased service volumes.

Other region revenue comprises projects serviced outside of our existing primary regions. Other revenue increased $183,228, 500.9%, in the first quarter of 2006 as a result of the completion of three multi-family projects in New Jersey and Maryland.

The Company also analyzes revenue based on type of construction treated. National builder projects increased from $397,900 to $727,000 during the first quarter of 2006, an increase of 83% compared to the same period in 2005. Single family construction increased from $417,599 to $1,465,700 during the first quarter of 2006, an increase of 251% from the same quarter in 2005. Service to multi-family construction increased from $180,200 to $568,954, an increase of 216% for the first quarter of 2006 versus the first quarter of 2005.

Cost of Revenue

Three Months Ended March 31, 2006	Percent of revenues	Three Months Ended March 31, 2005	Percent of revenues	Increase (decrease)
$ 1,597,513	57.9%	$725,000	72.8%	$872,513

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended March 31, 2006 totaled $1,597,513 million, an increase of 120% compared to the cost of revenue for the period ended March 31, 2005. The increase was a result of increased cost of materials and labor associated with the increase in new sales and the associated service center expansion.

Our lack of capital prior to the IPO had a negative margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. For example, prior to June 2005, we could not afford our own workman’s compensation insurance policy and were therefore forced to hire workers from employee leasing firms or labor agencies, both of which are considerably more expensive than if we hired our workers directly. In June 2005, we qualified for and initiated our own national workman’s compensation insurance policy. As a result, our gross margins have improved.

Raw material costs have decreased as a percentage of revenue from 18% in the first three months of 2005 to 14% for the same time period in 2006. This decrease is attributable to increased pricing on new construction services and an increase in Gulf Coast business, which has a lower material cost as a percentage of revenue.

Direct labor cost as a percentage of revenue decreased from 37% in the first three months of 2005 to 25% in the same period in 2006. The decrease is primarily a result of savings from acquiring our own national workman’s compensation insurance policy as well as productivity improvements.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 16% in the first three months of 2005 to 11% for the same time period in 2006. The percentage decrease was attributable to direct supplies and other costs not increasing at the same rate as the revenue growth. In the future, by leasing new equipment, we should be able to reduce our reliance on rentals, which should improve our gross margins.

Selling, General and Administrative Costs

Three Months Ended March 31, 2006	Percent of revenues	Three Months Ended March 31, 2005	Percent of revenues	Increase (decrease)
$ 1,564,305	56.6%	$1,067,197	107.2%	$497,108

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for our sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The increase from the first quarter of 2005 to the first quarter of 2006 of $497,108 is primarily attributed to increased payroll and marketing expenses in support of company sales growth including our expansion in the Gulf Coast region. As a percentage of revenue, selling, general and administrative costs decreased from 107.2% in the first three months of 2005 to 56.8% for the same period in 2006.

Interest Expense

Three Months Ended March 31, 2006	Percent of revenues	Three Months Ended March 31, 2005	Percent of revenues	Increase (decrease)
$ 728,697	26.5%	$163,839	16.5%	$564,858

Interest expense for the three months ended March 31, 2006 totaled $728,697, an increase of $642,392 over the same period in 2005. The increase is directly attributable to the increase in debt financings in the last three quarters of 2005 and the first quarter of 2006. Of the amount incurred during the first quarter of 2006, $116,219 represented interest paid in cash or stock or accrued during the period, $526,173 represented amortization of debt discount on the Convertible Notes and $134,868 represented amortization of the beneficial conversion feature because the Convertible Notes had an effective conversion price below the deemed fair market value of our stock on the date of issuance.

Income Taxes

Three Months Ended March 31, 2006	Percent of revenues	Three Months Ended March 31, 2005	Percent of revenues	Increase (decrease)
$ 3,868	0.1%	$800	0.0%	$3,068

This amount represents California franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our Common Stock. During the three months ended March 31, 2006, we incurred a net amount of approximately $696,000 of additional debt, which was the single largest factor in our working capital deficit of $5.5 million during the quarter.

We increased our net loss from $961,137 for the three month period ended March 31, 2005 to $1,132,729 for the three month period ended March 31, 2006. The loss from operations decreased from $796,498 for the three months ended March 31, 2005 to $400,164 for the three months ended March 31, 2006. The decrease in the loss from operations was due to year over year higher revenues of $1,765,955 and improved margins of $893,442 or 42.2% of net sales for the three months ended March 31, 2006 as compared to $270,699 or 27.2% of net sales for the three months ended March 31, 2005. However, we also increased our operating expenses by $497,108 during the comparable three month periods, and interest expense increased by $564,858 during the same comparable periods.

During the quarter, we finalized plans for the Company’s initial public offering. On April 26, 2006, the Company closed its initial public offering of 1,350,000 units, each unit consisting of two shares of common stock, two Class A warrants and two Class B warrants, at $13.00 per unit. The offering raised net proceeds of $16.0 million, after underwriter discounts and direct expenses. On May 23, 2006, the underwriters exercised their over-allotment option and purchased an additional 100,000 units. The exercise of the over-allotment option raised additional net proceeds of $1.2 million, after underwriting discounts. On June 7, 2006, the representative of the underwriters exercised the underwriters’ over-allotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A warrants and 100,000 Class B warrants for net proceeds to the Company of $600,000, after underwriting discounts. As noted in the Company’s offering prospectus, significant amounts of the net proceeds of the offering will be used to repay outstanding debt of the Company and for working capital purposes. As of close of market on June 2, 2006 there were 4,463,917 shares of Common Stock outstanding.

Changes in Working Capital between March 31, 2006 and March 31, 2005

During the three months ended March 31, 2006, we increased our working capital deficit from $4,918,444 to $5,476,953, or $558,509. The principal reasons for the increase in the working capital deficit were as follows:

•	Accounts receivable increased by $409,000 due primarily to the 177% increase in revenues over the comparable period in 2005.

•	Accounts payable increased by $463,000 due to continued extension of payment to vendors beyond credit terms.

•	Accrued payroll related expenses increased $254,000 primarily due to the increase in our work force to support the growth of our business.

•	Accrued interest increased by $166,000 due to the deferral of all interest payments until the IPO was completed. Substantially all past due interest payments were made in May 2006 upon completion of the offering.

Off-Balance Sheet Arrangements

None

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, also contains certain forward-looking statements within the meaning of the federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set forth below.

Risks Related To Our Business.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future. This could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through March 31, 2006. At March 31, 2006, we had cumulative net losses of $11.5 million and a working capital deficit of $5.5 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with Common Stock. Our growth strategy is to increase our market share by opening more service centers. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

Our future success depends on broad market acceptance of mold prevention services, which may not happen. In that case, we may never achieve profitability.

The market for mold prevention services is relatively new and small. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, mold prevention services is highly uncertain. Currently, mold prevention services are not required by local building codes or the insurance industry, making it even more difficult for us to market our services. In order to be successful, we must educate property owners, builders and the public about the importance of mold prevention. We believe that one of the major obstacles we face is the lack of knowledge of the importance of maintaining indoor environments mold-free. We spend a considerable amount of time educating property owners, builders, contractors and the general public on the health risks associated with mold exposure and the value of our services. We can provide no assurances that these efforts will be successful or result in increased revenue. Our success also depends on builders allocating a portion of their construction budget for problem avoidance. In the event that builders do not have funds available for such purpose, the sales of our services will be adversely affected. We cannot give assurances that the demand for mold prevention service will become widespread. If the market for mold prevention services fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses

We commenced operation in September 2002 and incorporated in January 2003. As a result of our limited operating history, it is difficult to accurately forecast our revenue and plan our operating expenses. Revenues and operating results are difficult to forecast because they generally depend on the volume and timing of the job orders we receive, which are uncertain. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected or our net loss to be higher than expected. In addition, our limited operating history makes it difficult to evaluate our business and prospects. An investor should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, marketing and sales obstacles and delays, inability to gain customer acceptance our services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. If we are unable to successfully address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

Our cash balance may not be sufficient to fully execute on our growth strategy. As a result, we may need to raise additional capital in the future.

After the IPO and the payment of our outstanding debt, we expect to have approximately $9.5 million for use in expansion, sales and marketing, capital expenditures and working capital. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates a national roll-out of service centers in targeted markets, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection because builders could discontinue ordering our services or for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

We have not been able to generate a sufficient amount of cash flow to fund operations and, as a result, if we need to raise additional capital in the future, we may not be able to do so on terms that are reasonable, if at all. This could cause our operating and financial performance to decline from previous levels or to be lower than expected.

We have no arrangements or commitments for additional financings. We do not have any currently identified sources of additional capital on which we could rely. New sources of capital may not be available to us when we need it or may be available only on terms we would find acceptable. If capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities. In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital. As a result, the price of our publicly traded securities may decline, causing holders of our securities to lose all or part of their investment. Finally, equity financing, if obtained, could result in additional dilution to our existing shareholders.

We may not succeed in establishing the “Mold Guard” brand, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish the “Mold Guard” brand. If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brand will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts. If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.

There is very little, if anything, about our service that is proprietary. As such, we are likely to face increasing competition, making it more difficult for us to capture market share.

We do not own any intellectual property or other proprietary rights. The raw materials that we use are not owned or produced by us and are available commercially. Although we believe that the methodology we use in delivering our services is proprietary, there is very little we can do to protect it. Except for our senior executive officers, none of our employees or contractors sign confidentiality, non-compete or non-disclosure agreements. With virtually no barriers to entry, any number of potential competitors could enter the market and provide the same services that we provide. Competitors may misappropriate our methodology or our methodology may otherwise become known or independently developed by competitors. This could materially and adversely affect our business and the value of an investment in our securities.

We rely on our suppliers to provide us with the raw materials we need to provide mold prevention services, and these third parties may fail to deliver us the material we need in a timely fashion, which could adversely affect our reputation and our ability to generate revenues.

We use two products for our mold prevention services: baking soda and an antimicrobial agent. Our ability to service our customers depends on us having a regular and reliable source for these materials. We rely on our suppliers to provide us with adequate quantities of these products in a timely manner. A failure by our suppliers to provide us with these key products in a timely manner or in sufficient quantities will have an adverse effect on our ability to satisfy customer demand and could damage our reputation and brand and substantially harm our financial condition and results of operations. Timely delivery of these products could be affected by a number of factors including labor issues at the supplier and shipper, inclement weather and product availability. We only have a supply agreement covering the antimicrobial agent. Recently, our principal supplier of baking soda was unable to satisfy our demand because it underestimated our needs. As a result, we had to delay fulfilling some of our contracts. If these shortages occur on a regular basis, we will lose revenue opportunities, which would have an adverse impact on our financial condition and could negatively impact our reputation, which could have longer term adverse consequences on our ability to grow our business.

We have a limited amount of general liability insurance coverage. A large damage award for personal injury or property damage could render us financially insolvent.

There is increasing litigation in the United States over personal injuries caused by mold contamination and jury awards relating to such litigation are significant. If our services fail to prevent mold growth on a surface we treated, a person suffering property damage or personal injury is likely to sue us. In such event, our insurance coverage – $2 million – may not be sufficient. We intend to seek additional liability insurance coverage in the future. However, we cannot give assurances that additional insurance will be available to us at a reasonable cost, if at all. Litigation that is launched against us and that results in a large jury aware could render us financially insolvent.

Our future success depends on retaining our existing senior executives and hiring and retaining additional management personnel as well as skilled managers and sales personnel for our service centers. Losing any of our key employees or failing to hire new management level personnel could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends, in part, on the continued active participation of our chief executive officer, our chief operating officer and our chief financial officer. We do not carry, nor do we anticipate obtaining, “key man” insurance on any of them. If, for any reason, either one of them decides to discontinue his active participation in our business, our financial condition or results of operations could be adversely affected. Our current management team is not sufficient for our projected needs. As our business grows, we will need to hire a vice president of operations, a marketing director and a director of human resources. Competition for such highly skilled executives in Orange County, California, where our executive offices are located, is intense, and we may find it difficult to hire the people we need.

In addition, we must hire and retain at least one experienced and knowledgeable general manager and sales executive for each region in which we establish a service center. The competition for high-quality, skilled managers and sales personnel in the new home construction industry is intense, causing the search process to be time-consuming and expensive. Moreover, in certain parts of the country, it may also be difficult to find workers to staff the crews needed to perform our services at the construction sites. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing services. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines, resulting in loss of market share and other problems that could adversely affect our reputation and financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

Risks Related to Our Industry

As public awareness of the health risks and economic costs of mold contamination grows, we expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase as awareness of mold-related problems increases and as we demonstrate the success of mold prevention. A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge. Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly;

•	adapt faster to new or emerging technologies and changing customer needs and preferences;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable agreements with vendors and customers;

•	devote greater resources to marketing and selling their products or services; and

•	address customer service issues more effectively.

Some of our competitors also may be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers. If our competitors are successful in entering our market, our ability to grow or even sustain our current business could be adversely impacted.

If we fail to keep up with changes in our industry, we will become less competitive, limiting our ability to generate new business and increase our revenues.

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-effective basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new procedures and technologies that address new developments in the construction industry in general, the market segments we serve and the regions in which we operate, as well as laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot give assurances that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in the amounts we change for our services. This could cause our net income to decline, which likely will lead to a decline in the price of our publicly traded securities, resulting in a loss of all or a part of an investment in our securities.

We do not have “exclusive” or long-term commitments from builders for our services, negating any competitive advantage we get from these relationships.

Although we have ongoing relationships with a number of national and regional home builders, none of these relationships are “exclusive.” In addition, we do not have any long-term firm commitments from builders to use our services. Even “preferred provider” status, which we enjoy with two national home builders, does not guarantee that we will be hired for a particular job or any job with that customer. As a result, our revenues are unpredictable, and we are highly susceptible to competition. There is nothing preventing any of our customers from entering into identical or similar relationships with our competitors or from discontinuing their relationship with us at any time. If a number of builders were to terminate their relationship with us at the same time or direct business to our competitors, our business, operating and financial condition would suffer.

Risk Related to Our Stock

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

•	our success, or lack of success, in developing and marketing our products and services;

•	the announcement of new products, services, or technological innovations by us or our competitors;

•	quarterly fluctuations of our operating results;

•	changes in revenue or earning estimates by the investment community; and

•	competition.

In addition, broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our Common Stock or warrants in any market that develops. Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. Additionally, there is a limited market for our Common Stock and warrants and we cannot give assurances that such a market will continue to develop or be maintained.

Investors should not expect the payment of dividends by us.

We do not expect to pay dividends on our Common Stock or warrants in the foreseeable future. Investors who require cash dividends from their investments should not purchase our Common Stock or warrants.

Holders of our securities may experience significant dilution.

We anticipate that we will need to raise additional capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our shareholders’ ability to sell our Common Stock or warrants in the public markets.

Our operating results and the operating results of businesses that we may acquire in the future may fluctuate significantly due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock or warrants could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control, which may cause our quarterly operating results to fluctuate may include:

•	fluctuations in the general economic condition;

•	demand for our products;

•	fluctuation in the capital budgets of our customers; and

•	development of superior products and services by our competitors.

In addition, factors within our control, such as our ability to deliver equipment in a timely fashion, may cause our operating results to fluctuate in the future.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the potential fluctuation in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price and demand for our Common Stock or warrants to fluctuate substantially, which may limit the ability of our shareholders to sell our securities in the public markets.

If persons engage in short sales of our Common Stock, including sales of shares to be issued upon exercise of warrants, the price of our Common Stock may decline.

Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of Common Stock issued upon exercise of our warrants could cause even greater declines in the price of our Common Stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our Common Stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our Common Stock.

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our “disclosure controls and procedures” (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, and allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of units, each unit consisting of two shares of common stock, no par value, two Class A warrants and two Class B warrants, was effected through a Registration Statement on Form SB-2 (File No. 333-130889) that was declared effective by the Securities and Exchange Commission on April 26, 2006. The Registration Statement covered the offer and sale of 1,350,000 units for an aggregate offering price of $17,550,000. The underwriters of the offering were granted an option to purchase an additional 202,500 units to cover over-allotments for an offering price of $2,632,500.

Our public offering commenced on April 26, 2006 and terminated on May 2, 2006. It did not terminate before the sale of all securities registered, other than the securities underlying the underwriters’ over-allotment option. On May 23, 2006, the representative of the underwriters exercised the underwriters’ over-allotment option and purchased an additional 100,000 units for an aggregate offering price of $1,300,000. On June 7, 2006, the representative of the underwriters exercised the underwriters’ over-allotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A warrants and 100,000 Class B warrants for an aggregate price of $650,000. The aggregate offering price of all securities registered in the offering was $19.5 million.

Our initial public offering resulted in aggregate net proceeds to us of approximately $17.8 million, net of underwriting discounts, commissions and offering expenses, through a syndicate of underwriters managed by Paulson Investment Company, Inc., Capital Growth Financial, LLC and Chicago Investment Group, LLC.

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price of the Offering Amount Registered	Amount Sold	Aggregate Offering Price of the Amount Sold to Date
Units, consisting of two shares of common stock, no par value, two Class A warrants and two Class B warrants, each to purchase one share of common stock	1,552,500	$20,182,500	1,500,000	$19,500,000
Common stock included in the units	3,105,000	—	3,000,000	—
Class A warrants to purchase common stock included in the units	3,105,000	—	3,000,000	—
Class B warrants to purchase common stock included in the units	3,105,000	—	3,000,000	—
Common stock underlying the Class A warrants included in the units	3,105,000	$30,273,750	3,000,000	—
Common stock underlying the Class B warrants included in the units	3,105,000	$40,365,000	3,000,000	—
Representative’s warrants	135,000	—	135,000	—

Title of Each Class of Securities Registered	Amount Registered	Aggregate Price of the Offering Amount Registered	Amount Sold	Aggregate Offering Price of the Amount Sold to Date
Units issuable upon exercise of the representative’s warrants	135,000	$2,106,000	—	—
Common stock included in the units underlying the representative’s warrants	270,000	—	—	—
Class A warrants to purchase common stock included in units issuable upon exercise of the representative’s warrants	270,000	—	—	—
Class B warrants to purchase common stock included in the units issuable upon exercise of the representative’s warrants	270,000	—	—	—
Common stock underlying the Class A warrants to purchase common stock included in units issuable upon exercise of the representative’s warrants	270,000	$2,632,500	—	—
Common stock underlying the Class B warrants to purchase common stock included in units issuable upon exercise of the representative’s warrants	270,000	$3,510,000	—	—

The effective date of the Registration Statement occurred after the ending date of the quarterly period covered by this report. Accordingly, we are unable to provide the additional disclosure regarding the use of proceeds called for by Item 701(f) of Regulation S-B.

Item 3 – Defaults Upon Senior Securities

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not repay any portion of the principal or interest until March 31, 2005. The total arrearage with respect to both loans on the date of filing this report was $356,949. The Company is currently disputing the amount claimed to be owed by the investor, and the parties are negotiating resolution of the dispute.

On September 30, 2004, the Company entered into a Note Purchase Agreement with an accredited investor under which the investor agreed to purchase up to $4,250,000 aggregate principal amount of the Company’s 10% secured convertible notes (the “Convertible Notes”). Pursuant to this agreement, from October 2004 through April 2005, the Company issued four Convertible Notes having an aggregate principal amount of $1,950,000. The Company was in default under the Note Purchase Agreement as a result of breaching certain covenants set forth therein. As of March 31, 2006, the Convertible Notes and accrued interest of $243,046 remained outstanding. The notes and accrued interest were paid in full in May 2006.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Letter from American Mold Guard, Inc. to Paul Bowman dated April 7, 2006.

10.4	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, American Mold Guard, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2006

AMERICAN MOLD GUARD, INC.

/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Letter from American Mold Guard, Inc. to Paul Bowman dated April 7, 2006.

10.4	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.