Form 10QSB
period 2006-06-30
AMERICAN MOLD GUARD INC
filed 2006-08-11
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 4, 2006, 4,576,690 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2005	June 30, 2006 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,782	$9,241,229
Accounts receivable, less allowance for doubtful accounts of $15,708 and $52,694 as of December 31, 2005 and June 30, 2006, respectively.	1,257,356	1,616,260
Inventories	38,039	61,320
Deferred offering costs (Note 2)	620,882	—
Deposits	115,935	349,573
Other current assets	80,122	58,658

Total Current Assets	2,180,116	11,327,040
Property and equipment, net (Note 4)	309,465	635,670
Intangible assets, net	2,536	1,522

Total Assets	$2,492,117	$11,964,232

LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,908,414	$1,776,920
Lease line of credit, current portion	—	73,635
Accrued payroll related expenses	1,687,834	1,293,938
Short term notes payable (Note 5)	3,129,986	176,581
Accrued interest payable	372,326	126,229

Total Current Liabilities	7,098,560	3,447,303
Long-Term Liabilities:
Long-term notes payable, net of discount (Note 5)	835,089	220,904
Lease line of credit, net of current portion

Total Liabilities	7,933,649	3,668,207

Commitments and contingencies (Notes 5, 8)
Shareholders’ Equity (Deficiency) (Notes 3, 5, 6, 7 and 9)
Preferred stock no par value; 10,000,000 shares authorized:
Series A Convertible Preferred Stock, no par value, 170,062 shares authorized, 170,062 shares issued and outstanding having a liquidation preference of $772,740 on December 31, 2005, and 0 shares authorized, issued and outstanding on June 30, 2006	625,000	—
Series B Redeemable, Convertible Preferred Stock, no par value, 411,550 shares authorized, 154,586 shares issued and outstanding having a liquidation preference of $1,180,791 on December 31, 2005, and 256,964 shares authorized and 0 shares issued and outstanding on June 30, 2006	859,000	—
Series C Convertible Preferred Stock, no par value, 5,000,000 authorized, none issued and outstanding on December 31, 2005 and June 30, 2006
Common Stock, no par value, 50,000,000 shares authorized, 942,301 and 4,536,690 shares issued and outstanding on December 31, 2005 and June 30, 2006, respectively	1,475,262	16,578,041
Additional paid-in capital	2,005,289	6,804,807
Accumulated deficiency	(10,406,083)	(15,086,823)

Total Shareholders’ Equity (Deficiency)	(5,441,532)	8,296,025

Total Liabilities and Shareholders’ Equity (Deficiency)	$2,492,117	$11,964,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006
Revenue, net	$1,264,174	$2,591,968	$2,259,873	$5,353,622
Cost of revenue:
Direct costs	1,129,028	1,449,341	1,836,123	3,013,296
Depreciation expense	24,769	38,056	45,041	71,614

Total cost of revenue	1,153,797	1,487,397	1,881,164	3,084,910

Gross margin	110,377	1,104,571	378,709	2,268,712
Selling, general and administrative expenses	1,267,119	2,738,263	2,331,949	4,302,568

Loss from operations	(1,156,742)	(1,633,692)	(1,953,240)	(2,033,856)
Interest expense	(230,875)	(1,913,352)	(394,714)	(2,642,050)

Loss before provision income for taxes	(1,387,617)	(3,547,044)	(2,347,954)	(4,675,906)
Provision for income taxes	150	965	950	4,833

Net loss	(1,387,767)	(3,548,009)	(2,348,904)	(4,680,739)
Dividends on cumulative preferred stock	33,066	11,720	185,463	304,163

Net loss applicable to common shareholders	(1,420,833)	(3,559,729)	(2,534,367)	(4,984,902)

Basic and diluted net loss per share	$(1.50)	$(1.57)	$(2.56)	$(2.92)

Dividends accumulated for the period on cumulative preferred stock	$(0.04)	$(0.01)	$(0.20)	$(0.19)

Net loss per share attributable to common shareholders	$(1.54)	$(1.57)	$(2.76)	$(3.11)

Weighted average number of common shares outstanding – basic and diluted	923,798	2,260,871	917,676	1,601,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2005	Six months ended June 30, 2006
Cash flows from operating activities:
Net loss	$(2,348,904)	$(4,680,739)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	56,878	88,204
Compensation expense from stock options	—	60,514
Common stock issued for payment of interest	15,000	—
Common stock issued in payment of directors fees	37,500	—
Fair value of warrant issued for services	128,000	56,766
Fair value of Common Stock issued for Trust One	12,500	—
Amortization of beneficial conversion debt discount	203,730	2,415,837
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(206,835)	(358,904)
Inventories	29,419	(23,281)
Deposits and other current assets	(10,214)	(211,160)
Accounts payable and accrued liabilities	717,388	(131,495)
Accrued payroll related expenses	264,121	(393,895)
Accrued interest payable	134,905	(246,097)

Net cash used in operating activities	(966,512)	(3,424,250)

Cash flows from investing activities:
Purchase of property and equipment	(148,246)	(119,870)

Net cash used in investing activities	(148,246)	(119,870)

Cash flows from financing activities:
Proceeds on issuance of Common Stock, net of $1.4 million of offering costs and underwriter discounts of $1.5 million	—	16,631,685
Borrowings from notes payable	951,581	750,000
Payments on short term notes payable	(26,161)	(5,285,000)
Deferred offering costs, net of an increase of $787,583	(40,776)	620,882

Net cash flows provided by financing activities	884,644	12,717,567

(Decrease) increase in cash and cash equivalents	(230,114)	9,173,447
Cash and cash equivalents, beginning of period	243,788	67,782

Cash and cash equivalents, end of period	$13,674	$9,241,229

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$—	$1,484,000
Securities issued in repayment of bridge financing	—	1,500,000
Property and equipment acquired under lease line of credit	—	294,539
Non-cash investing activities – Trust One Termite
Vehicles and equipment	5,730	—
Other current assets	2,233	—
Intangible assets	4,397	—
Accounts payable	(7,362)	—
Long term notes payable	(1,581)	—
Cash paid for interest	40,264	474,076
Cash paid for income taxes	—	2,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1. Organization and Nature of Operations

Organization

American Mold Guard, Inc. (the “Company”) commenced operations in September 2002 and was incorporated under the laws of the State of California on January 13, 2003.

Nature of Operations

The Company’s principal business is providing mold prevention services to the residential home building industry. The Company focuses its efforts on single and multi-family residential new construction. Currently, the Company operates 16 service centers in five states – California, Florida, Texas, Mississippi and Louisiana. Through its wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), the Company also provides termite control services.

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form SB2 filed with the Securities and Exchange Commission on January 6, 2006 ( the ‘Registration Statement”) and effective on May 2, 2006. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Registration Statement. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

Acquisition of Trust One Termite, Inc.

The Company acquired Trust One on February 1, 2005. Under the terms of the acquisition, the Company issued 3,401 shares of its Common Stock for all of the issued and outstanding shares of common stock of Trust One. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The shares were valued at $12,500, based on the estimated fair value of the Company’s Common Stock at the day of the acquisition of $3.68 per share. The results of Trust One’s operations have been included in the consolidated financial statements since the date of the acquisition.

The pro forma financial results set forth below reflect certain operational data of the Company as if the acquisition of Trust One took place on January 1, 2005.

Six Months Ended June 30, 2005
Net revenue	$2,269,740
Net loss	$(2,357,717)
Loss per common share	$(2.57)
Weighted average common shares outstanding	917,676

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

Deferred Offering Costs

Direct costs were incurred in connection with the sale of the Company’s $1.5 million aggregate principal amount 10% unsecured promissory notes due August 31, 2006 (the “Unsecured Notes”). The costs related to the Unsecured Notes were fully amortized over the life of the Unsecured Notes, and, for the three and six months ended June 30, 2006, $40,670 and $47,450 has been recognized as interest expense. Direct costs were also incurred in connection with the Company’s initial public offering (the “IPO”), which became effective on May 2, 2006 (Note 7), principally related to underwriting commissions and legal expenses which were capitalized. The Company offset the costs associated with the IPO in the amount of $1,408,465 against the IPO proceeds in the quarter ended June 30, 2006.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the six months ended June 30, 2005 and 2006.

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

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of June 30, 2006 or during the six months ended June 30, 2005 and 2006.

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

Service Warranties

The Company provides a general warranty on its services that extends for the entire “statute of repose,” the period during which, under the various state laws, builders have continuing liability for construction defects. In general, the period of continuing liability is between 10 and 15 years depending upon the state in which the service has been provided. The warranty covers both property damage and personal injury arising from mold contamination on any surface treated by the Company. The personal injury portion of the warranty is supported by a $2.0 million pollution liability mold giveback provision under the Company’s general liability policy. The Company estimates its exposure to warranty claims based upon historical warranty claim costs and expectations of future trends. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. However, the Company does not have, at this time, sufficient experience to determine if a reserve is required and/or if the coverage under the general liability policy is sufficient should claims be filed against the Company. To date, the Company has not been required to perform under the terms of its warranty provisions, and management is not aware of any pending or threatened claims. As a result, the accompanying condensed consolidated financial statements do not include any accruals or provisions associated with future warranty expenditures.

Stock-based Compensation under FAS123R

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Upon adoption of SFAS No. 123R, the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The weighted-average estimated fair value of employee stock options granted during the three and six month periods ended June 30, 2005 and 2006 was $0.45 and $0.44 and, $2.59 and $2.59, respectively per share using the Black-Scholes model with the following assumptions (annualized percentages):

	June 30, 2005	June 30, 2006
Expected volatility	31%	55%
Expected dividend yield	0	0
Expected term (in years)	5.0	3.4
Risk-free rate	3.8%	4.9%

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at balance sheet date for the expected term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $27,107 and $60,514, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Pre-vesting forfeitures were estimated to be approximately 9.0% in the second quarter of 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information under FAS123 for Periods Prior to Fiscal 2006

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

If the Company had adopted the fair value provisions of SFAS No. 123 for employee stock options, in connection with options issued during the three and six months ended June 30, 2005, the Company would have recorded deferred compensation of $682 (using the Black-Scholes method of valuation with a volatility ranging from 44.6% to 48.9%, a discount rate ranging from 2.184% and 3.109%, a term of five years and no dividends). Most grants vest over a period of three years with one-third vesting after one year and the remaining two-thirds vesting ratably over the eight remaining quarters.

The pro forma loss assuming implementation of SFAS No. 123R for the three and six months ended June 30, 2005 is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(1,387,767)	$(2,348,904)
Add: Stock-based compensation expense recorded in accordance with APB No. 25	—	—
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(8,096)	(36,317)

Pro forma net loss	$(1,395,863)	$(2,385,221)

Weighted average number of shares outstanding:
Basic and diluted -	923,798	917,676
Net loss per share:
Basic – as reported	$(1.50)	$(2.56)
Basic – pro forma	$(1.51)	$(2.60)

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

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value (the “Common Stock”), outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 999,634 and 6,436,654 as of June 30, 2005 and 2006, respectively.

Note 3. Capitalization

The accompanying financial statements give retroactive effect to a reverse stock split pursuant to which each share of Common Stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of Common Stock. The reverse stock split was effective as of April 7, 2006.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2005	June 30, 2006 (Unaudited)
Vehicles	$421,678	$767,628
Office furniture and fixtures	96,589	165,049
Accumulated depreciation	(208,802)	(297,007)

Property and equipment, net	$309,465	$635,670

Note 5. Notes Payable and Lease Line of Credit

As of June 30, 2006 Notes Payable consisted of the following:

One note for $100,000 from one investor had a stated interest rate of 8% per annum and a maturity date of October 9, 2004. The Company did not repay any portion of the principal or interest until March 31, 2005. As of June 30, 2006, total arrearage on the note, including accrued interest expense and penalties totaled $211,221. The Company entered into a settlement in August 2006 (Note 9).

A $75,000 unsecured loan dated March 17, 2004 with an interest rate of 8% per annum and an unspecified maturity date. As of June 30, 2006, the loan plus accrued interest of $90,008 remained outstanding. The Company entered into a settlement in August 2006 (Note 9).

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America for the amount of $500,000. On June 26, 2006, the Company borrowed $294,539 against this line of credit to purchase equipment. The terms of this agreement is 48 months with an annual interest rate of 7.75% and with a $1.00 buy out at the end of the lease term.

Debt transactions in the six months ended June 30, 2006:

In January and February 2006, the Company borrowed an aggregate of $150,000 on a demand basis from an institutional accredited investor. The notes bear interest at the rate of 8% per annum until a written demand is made after which interest will be 18% per annum. No demand has been made to date. In order to induce the investor to make these loans, the Company’s chief executive officer and one of its directors agreed to transfer 1,701 and 8,503 shares of Common Stock, respectively, to the investor from their own personal holdings. The benefit of the personal transfer to the Company has been valued at $49,081 which was charged to debt discount and credited to additional paid in capital during 2006. The loan, including accrued interest, was paid in full in May 2006.

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

On March 15, 2006, the Company borrowed $250,000 from an accredited investor. The note bears interest at 10% per annum and is payable on May 31, 2007. In order to induce the investor to make the loan, the Company’s chief executive officer agreed to transfer 25,000 shares to the investor from his own personal holdings. The benefit of the personal transfer to the Company has been valued at $120,250, which will be charged to debt discount and credited to additional paid in capital during 2006. During the six months ended June 30, 2006, $120,250 was charged to interest expense since the note was paid in full in May 2006.

In the quarter ending June 30, 2006, the Company paid off an aggregate amount of short term and long term notes payable of $5,285,000 with the IPO proceeds.

For the six months ended June 30, 2006, the Company realized a total of $2,415,837 of deferred interest costs (debt discount) which was amortized and charged to interest expense since the notes were paid in full in May 2006.

Prepaid financing fees of $81,350 paid in connection with certain notes payable were amortized over the life of the respective notes. Amortization of $13,560 and $47,450 for the six months ended June 30, 2005 and 2006, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations. Since the Company paid off the notes related to these financing fees in May 2006, the remaining balance has been expensed to interest expense.

Note 6. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the warrant balances of the Company as of June 30, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
January 2005 Warrants	85,031	$3.68	0.50 years
April 2005 Warrants	170,062	5.88	0.75 years
May 2006 Warrants	10,000	5.00	2.00 years
June 2006 Warrants	15,000	5.00	3.00 years

Balance, June 30, 2006	280,093	$5.13	0.76 years

The January 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 85,031 shares of Common Stock at any time up to January 3, 2007 at a purchase price of $3.68 per share. In connection with the issuance of the January 2005 Warrants, the Company estimated the fair value of such warrants to be $128,000 using the Black-Sholes valuation model.

The April 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 170,062 shares of Common Stock at any time until April 15, 2008 at a purchase price of $5.88 per share. In connection with the issuance of the April 2005 Warrants, the Company recorded $147,368 of debt discount, which it charged against the face value of the $600,000 Convertible Notes issued in April 2005 and has been amortized over the life of Convertible Note which was paid May 2006.

In May 2006, the Company was obligated to issue 5,000 units (as discussed below), in conjunction with a consulting services agreement. The Warrants entitle the holder thereof to purchase up to 10,000 shares of Common Stock at any time until June 14, 2008 at a purchase price of $5.00 per share. In connection with the authorization of the May 2006 Warrants, the Company recorded the estimated fair value of the warrants using the Black-Scholes valuation model to be $51,200 as prepaid consulting expense, that is being amortized over the term of the services. For the three and six months ended June 30, 2006, $25,600 has been amortized and charged to expense.

June 2006 Warrants were issued in conjunction with payment for services to be received by the Company over a six month period. The Warrants entitle the holder thereof to purchase up to 15,000 shares of Common Stock at any time until June 14, 2009 at a purchase price of $5.00 per share. In connection with the issuance of the June 2006 Warrants, the Company recorded a prepaid asset which will be amortized to expense as the related services are received. The Company estimated the fair value of such warrants to be $23,029 using the Black-Scholes valuation model. For the three and six months ended June 30, 2006, $960 has been amortized and charged to expense.

Class A and Class B Purchase Warrants

Listed below are the A and B warrant balances of the Company as of June 30, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	4.84 years
May 2006 IPO Class B Warrants	2,930,770	13.00	4.84 years

Balance, June 30, 2006	5,861,540	$11.37	4.84 years

In May 2006 in conjunction with the IPO there were 2,930,770 Class A warrants issued and outstanding of which 2,700,000 were included in the units sold and 230,770 were included in the units that were issued to the holders of the Unsecured Notes on April 26, 2006. The Class A warrants issued are exercisable beginning May 26, 2006 and ending on April 26, 2011. Each Class A warrant entitles the holder to purchase one share of Common Stock at an exercise price of $9.75 per share. The exercise price will be adjusted if specific events occur, as defined in the underwriting agreement.

In May 2006 in conjunction with the IPO there were 2,930,770 Class B warrants issued and outstanding of which 2,700,000 were included in the units sold and 230,770 were included in the units that were issued to the holders of the Unsecured Notes on April 26, 2006. The Class B warrants are identical to the Class A warrants except that the Class B warrants have an exercise price of $13.00 per share and the Class B warrants may only be redeemable after gross revenues for any previous 12 month period, as confirmed by independent audit, equals or exceeds $20 million.

In addition to the above outstanding Class A and Class B warrants, the Company granted a warrant to purchase Class A and Class B warrants in conjunction with payment for consulting services in May 2006 and in connection with the May 2006 common stock warrants. These warrants entitle the holder thereof to purchase up to 10,000 Class A and Class B warrants at any time until June 14, 2008 at a purchase price of $1.00 and $0.50, respectively. In connection with the issuance of the May 2006 common stock warrants, the Company recorded prepaid consulting expense which is being amortized over the service period. The Company estimated the fair value of the Class A and Class B warrants to be $3,717 and $1,859, respectively, using the Black-Scholes valuation model.

Note 7. Stockholders Equity (Deficiency)

Equity Incentive Plan

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

A summary of option activity under the Plan as of June 30, 2006

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2005	267,499	$4.52	4.23	$1,210,000
Granted	40,000	5.93	4.80	—
Exercised	—	—	—	—
Forfeited or expired	(32,477)	(6.51)	—	—

Outstanding on June 30, 2006 (unaudited)	275,022	$4.52	3.81	$115,938

Exercisable on June 30, 2006 (unaudited)	105,519	$4.37	3.43	$49,893

As of June 30, 2006, there was $265,897 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Initial Public Offering

On May 2, 2006, the Company completed an initial public offering of 1,350,000 units, at a price per unit of $13.00 . Each unit consisted of two shares of Common Stock, two Class A Warrants and two Class B Warrants. On May 23, 2006, the representative of the several underwriters exercised an overallotment option granted to the several underwriters in connection with the initial public offering and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the overallotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $16.6 million.

Convertible Preferred Stock

In connection with our initial public offering, each share of Series A and Series B convertible preferred stock outstanding as of May 2, 2006 was automatically converted into Common Stock at a ratio of one share of Common Stock for each share of preferred stock. As of May 2, 2006, 170,062 Series A preferred and 154,586 Series B preferred shares were converted to 324,648 common shares.

Note 8. Commitments and Contingencies

Lease Commitments

The Company’s executive offices are located in San Juan Capistrano, California under a lease that expires in August 2006. The Company operates out of regional service centers under leases with terms ranging from 12 to 36 months and leases vehicles for terms ranging from 36 to 48 months.

Future minimum lease payments under these noncancelable operating leases are as follow:

Years ending December 31,
2006	$454,440
2007	459,901
2008	356,838
2009	137,156
2010	2,027

$1,410,362

Rent expense was $45,349 and $93,646 during the three months ended June 30, 2005 and 2006. Rent expense was $92,952 and $165,567 during the six months ended June 30, 2005 and 2006, respectively.

Litigation

The Company is, at times, subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Management currently is not aware of any such claims that would have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Subsequent events

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not pay any interest or repay any portion of the principal or interest until March 31, 2005. The Company and the parties are negotiating a settlement agreement for which the Company believes it is adequately reserved.

In July 2006, one of the Company’s board members resigned. As a result of this resignation, the Company no longer meets the Nasdaq listing requirements relating to the number of independent board members and the number of audit committee members that a Nasdaq listed company must maintain. On August 8, 2006, the Company announced the reassignment of an existing board member to the audit committee and on August 9, 2006, the Company announced the addition of a new independent board member to fill the vacancy created by the July 26, 2006 board member resignation. On August 10, 2006 the Company received notification from Nasdaq that the Company is once again in compliance with the Nasdaq listing requirements.

On August 2, 2006, the Board of Directors of the Company granted a warrant to purchase 13,000 shares of Common Stock to a provider of consulting services to the Company. The warrant has an exercise price of $5.00 per share, and expires two years after the date of issuance. In connection with this grant, the Company and the recipient of the warrant have agreed to cancel a warrant previously granted to the recipient in May 2006 (See Note 6).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended June 30, 2006. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiary.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the Company’s financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, competitive product and service development, future broad market acceptance of mold prevention services, difficulties in raising additional capital in the future, difficulties and delays in establishing the “Mold Guard” brand, the impact of the absence of significant proprietary technology underlying our services, a continued and long-term dependence on a limited number of customers, changes to the inventory levels of the Company’s raw materials suppliers, the impact of a continued absence of exclusive or long-term commitments from the Company’s customers, changes in the anticipated size or trends of the markets in which the company competes, judicial decisions and governmental laws and regulations, and changes in general economic conditions in the markets in which the Company may compete. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect our business, particularly those mentioned under the section entitled “Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We provide mold prevention services to builders of single and multi-family homes. To date, we have proved our service to over 350 national and regional single- and multi-family home builders through 16 service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., The McCaffrey Group and Lenox Homes and multi-family home builders such as Global Construction Company, L.L.C., Hanover R.S. Limited Partnership, Bosa Development and Opus West Construction, Inc.

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

On May 2, 2006, the Company completed an initial public offering of 1,350,000 units, at a per unit price of $13.00. Each unit consisted of two shares of Common Stock, two Class A Warrants and two Class B Warrants. On May 23, 2006, the representative of the several underwriters exercised an overallotment option granted to the several underwriters in connection with the initial public offering and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the overallotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $16.6 million. We believe that capital raised in our initial public offering will allow us to increase sales and marketing resources in our existing regions, as well as expand into new regions.

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

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $60,514.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
	2005	2006	Increase (Decrease)	% Change
Revenue	$1,264,174	$2,591,968	$1,327,794	105.0%
Cost of Revenue	1,153,797	1,487,397	333,600	28.9%

Gross Margin	110,377	1,104,571	994,194	900.7%
Selling, general and administrative expenses	1,267,119	2,738,263	1,471,444	116.1%

Loss from Operations	(1,156,742)	(1,633,692)	476,950	41.20%
Interest Expense	(230,875)	(1,913,352)	1,682,477	728.7%

Loss before provision for income taxes	(1,387,617)	(3,547,044)	2,159,427	155.6%
Provision for income taxes	150	965	815	543.3%

Net Loss	($1,387,767)	($3,548,009)	$2,160,242	155.7%

	Six Months Ended June 30,
	2005	2006	Increase (Decrease)	% Change
Revenue	$2,259,873	$5,353,622	$3,093,749	136.9%
Cost of Revenue	1,881,164	3,084,910	1,203,746	64.0%

Gross Margin	378,709	2,268,712	1,890,003	499.1%
Selling, general and administrative expenses	2,331,949	4,302,568	1,970,619	84.5%

Loss from Operations	(1,953,240)	(2,033,856)	80,616	4.1%
Interest Expense	(394,714)	(2,642,050)	2,247,336	569.4%

Loss before provision for income taxes	(2,347,954)	(4,675,906)	2,327,952	99.1%
Provision for income taxes	950	4,833	3,883	408.7%

Net Loss	($2,348,904)	($4,680,739)	$2,331,835	99.3%

Revenues

Revenues for the three months ended June 30, 2006 increased 105% to $2,591,968, compared to $1,264,174 during the same period last year. Year to date revenue increased $3,093,749 or 137% compared to the same period last year. The increase in revenue is attributable to increased market penetration through the expansion of regions and service centers as well as a price increase enacted in the beginning of 2006.

Revenue growth in the three months ended June 30, 2006 versus the three months ended June 30, 2005 by region is summarized below:

	Three Months Ended June 30, 2005	Percentage of Revenue	Three Months Ended June 30, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
Region
California	$815,084	64.4%	$1,433,650	55.3%	618,566	75.90%
Florida	281,609	22.2%	354,264	13.7%	72,655	25.80%
Gulf	124,770	10.0%	804,054	31.0%	679,284	544.40%
Other	42,711	3.4%	0	0.0%	(42,711)	100.00%
Total	1,264,174	100.0%	2,591,968	100.0%	1,327,794	105.00%

	Six Months Ended June 30, 2005	Percentage of Revenue	Six Months Ended June 30, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (decrease)
Region
California	$1,366,533	60.5%	$2,817,888	52.6%	$1,451,355	106.2%
Florida	653,141	28.9%	758,429	14.2%	105,288	16.1%
Gulf	219,549	9.7%	1,602,978	29.8%	1,383,429	630.1%
Other	20,650.9%		174,327	3.4%	153,677	744.2%
Total	2,259,873	100.0%	5,353,622	100.0%	3,093,749	136.9%

Revenue in California increased $618,566, or 75.9% in the second quarter of 2006 versus the same period for 2005. Year to date revenue increased $1,451,355 or 106.2% compared to the same period last year. The year to date increase was the result of increases in pricing enacted in the beginning of the year ($274,490), increases in multi-family projects ($285,562) and increases in single family production ($891,303). The Company, also, opened up three new service centers in California in the quarter ended June 30, 2006.

Commencing in the quarter ended March 31, 2006, we realigned our business to combine our Texas and Louisiana regions into the Gulf Coast region. Revenue in that region increased $679,284 or 544.4%, in the second quarter of 2006 versus the same period in 2005. Year to date revenue increased $1,383,429 or 630.1%. The increase was primarily attributable to the expansion into New Orleans in October 2005 following Hurricane Katrina. The company opened two additional service centers in The Gulf in the quarter ended June 30, 2006 which contributed an additional 6% of revenue in the second quarter

Revenue in the Florida region increased $72,655, 25.8%, in the second quarter of 2006 versus the same period of 2005. Year to date revenue increased $105,288 or 16.1%. The increase was primarily attributable to increased service volumes with existing customers and the addition of new customers in the region.

Other region revenue comprises projects serviced outside of our existing primary regions. Other revenue decreased $(42,711), 100.0%, in the second quarter of 2006. Year to date revenue increased $153,677 or 744.2%, as a result of the completion of three multi-family projects in New Jersey and Maryland in the first quarter of 2006.

The Company also analyzes revenue based on type of construction treated. National builder projects increased from $501,532 to $872,893 during the second quarter of 2006, an increase of 74% compared to the same period in 2005. National Builder year to date revenue increased from $830,551 to $1,697,494 an increase of 104% from a year ago. Single family construction increased from $460,210 to $1,390,648 during the second quarter of 2006, an increase of 202% from the same quarter in 2005. Year to date single family revenue increased from $876,009 to $2,830,879 an increase of 223%. Service to multi-family construction increased from $302,432 to $328,426, an increase of 8% compared to the same period in 2005. Year to date multi-family revenue increased from $553,313 to $825,249 or an increase of 49% compared to same period last year.

Cost of Revenue

Three Months Ended June 30, 2005	Percent of revenues	Three Months Ended June 30, 2006	Percent of Revenues	Increase (Decrease)
$1,153,797	91.3%	$1,487,397	57.4%	$333,600

Six Months Ended June 30, 2005	Percent of revenues	Six Months Ended June 30, 2006	Percent of revenues	Increase (Decrease)
$1,881,164	83.2%	$3,084,910	57.6%	$1,203,746

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended June 30, 2006 totaled $1,487,397 an increase of 28.9% compared to the cost of revenue for the period ended June 30, 2005. Year to date Cost of Revenue is $3,084,910 an increase of 63.9% compared to the same period last year. The increase was a result of increased cost of materials and labor associated with the increase in new sales and the associated service center expansion.

The first six months of 2005, the Company could not afford our own worker’s compensation insurance policy and were forced to hire workers from employee leasing firms or labor agencies, both of which are considerably more expensive than if we hired our workers directly. Starting in June 2005, we qualified for and initiated our own national worker’s compensation insurance policy. As a result our gross margins have improved.

Raw material costs have decreased as a percentage of revenue from 20.9% in the second quarter of 2005 to 10.9% for the same time period in 2006. Year to date decreased from 19.8% in 2005 to 12.5% in 2006. This decrease is attributable to increased pricing on new construction services and an increase in Gulf Coast business, which has a lower material cost as a percentage of revenue.

Direct labor cost as a percentage of revenue decreased from 15.9% in second quarter of 2005 to 28.5% in the same period in 2006. The year to date decreased from 47.3% in 2005 to 30.1% in 2006. The decrease is primarily a result of improved labor utilization on higher sales volume and from acquiring our own national workman’s compensation insurance policy as well as productivity improvements.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have increased as a percentage of revenue from 15.8% in the second quarter of 2005 to 17.9% for the same time period in 2006. For the six months ended 2006, other cost of revenue was 14.8% verses 16.0% for the six months ended 2005. The percentage of increase was attributable to service center expansion and the rental of vehicles in 2006. In June, we converted the majority of our rental vehicles into leases, which should improve our gross margin in the quarter ending September 30, 2006.

Selling, General and Administrative Costs

Three Months Ended June 30, 2005	Percent of Revenues	Three Months Ended June 30, 2006	Percent of Revenues	Increase (Decrease)
$1,267,119	100.2%	$2,738,263	105.6%	$1,471,144

Six Months Ended June 30, 2005	Percent of Revenues	Six Months Ended June 30, 2006	Percent of Revenues	Increase (Decrease)
$2,331,949	103.2%	$4,302,568	80.4%	$1,970,619

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for our sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The increase from the second quarter of 2005 to the second quarter of 2006 of $1,471,144 and the year to date increase of $1,970,619 in 2006 is primarily attributed to the investments in service center expansion, regional and brand marketing and corporate infrastructure additions and the added cost of being a public company. As a percentage of revenue, selling, general and administrative costs increased from 100.2% in the second quarter of 2005 to 105.6% for the same period in 2006. Year to date selling, general administrative costs decreased to 80.4% in 2006 from 103.2% for first half of 2005.

Interest Expense

Three Months Ended June 30, 2005	Percent of Revenues	Three Months Ended June 30, 2006	Percent of Revenues	Increase (Decrease)
$230,875	18.7%	$1,913,352	73.8%	$1,682,477

Six Months Ended June 30, 2005	Percent of Revenues	Six Months Ended June 30, 2006	Percent of Revenues	Increase (Decrease)
$394,714	17.5%	$2,642,050	49.4%	$2,247,336

Interest expense for the three months ended June 30, 2006 totaled $1,913,352, an increase of $1,682,477 over the same period in 2005. The 2006 year to date interest expense totals $2,642,050, an increase of $2,247,336. The increase is directly attributable to the increase in debt financings in the last three quarters of 2005 and the first quarter of 2006. Of the amount incurred during the second quarter of 2006, $61,902 represented interest paid in cash or stock or accrued during the period, $130,435 represented amortization of debt discount on the Convertible Notes and $44,956 represented one month amortization of the beneficial conversion feature since the Convertible Notes had an effective conversion price below the deemed fair market value of our stock on the date of issuance. These notes were paid in full in May. Accordingly the unamortized portion of the beneficial conversion feature of $1,693,298 was charged to interest expense. The Company, also, earned interest income of $17,239 from cash investments in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our Common Stock. As of June 30, 2006, our working capital was $7.9 million. The primary reason for this increase is the IPO proceeds and the payment of debt.

Our net loss increased from $1,387,767 for the three months ended June 30, 2005 to $3,548,009 for the three months ended June 30, 2006. For the six months ended June 30, 2006 the net loss of $4,680,739 increased $2,331,835 as compared to the six months ended June 30, 2005. The net loss for both periods was primarily attributable to the write-off of the unamortized interest expense related to the pre-IPO debt and the increase in operating expenses in support of service center expansion, marketing of the company’s brand and product, infrastructure additions to regions and corporate and the added cost of being a public Company. Gross margin improved from $1,104,571 or 42.6% of net sales for the three months ended June 30, 2006 as compared to $110,377 or 8.7% of net sales for the three months ended June 30, 2005. The year to date gross margin in 2006 is $2,268,712 or 42.4% compared to $378,709 or 16.8% for the same period of the prior year. The gross margin increase was the result of lower material usage and improved crew productivity on higher sales volume, as well as from a price increase that the Company implemented in the beginning of the year.

On May 2, 2006, the Company completed an initial public offering of 1,350,000 units, at a price per unit of $13.00. On May 23, 2006, the representative of the several underwriters exercised an overallotment option granted to the several underwriters in connection with the initial public offering and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the overallotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $16.6 million. As noted in the Company’s offering prospectus, significant amounts of the net proceeds of the offering were used to repay outstanding debt of the Company and for working capital purposes. As of close of market on June 30, 2006 there were 4,536,690 shares of Common Stock outstanding.

Changes in Working Capital between December 31, 2005 and June 30, 2006

During the six months ending June 30, 2006, our working capital increased from a deficit of $4,918,444 as of December 31, 2005 to $7,879,738, or an increase of $12,798,182. The principal reasons for the increase in working capital was as follows:

•	Cash increased by $9,173,000 primarily as a result of proceeds received from the IPO and the following additional items.

•	Long and short term notes payable decreased by $5,285,000 as result of paying off debt with the IPO proceeds.

•	Deferred offering costs decreased by $620,882 as the result of netting these costs against the IPO proceeds

•	Accrued payroll related expenses decreased $393,000 as IPO funds were used to pay payroll related expenses.

•	Accounts receivable increased by $358,000 due primarily to the 137% increase in revenues over the comparable period in 2005

•	Property and Equipment increased $326,000 as a result of purchasing compressors and Soda Pots for our service center expansion.

•	Accrued interest decreased by $246,000 as IPO funds were used to pay off debt and the associated accrued interest.

•	Accounts payable decreased by $131,000, as IPO proceeds received in May 2006 were used to pay aged payables.

Off-Balance Sheet Arrangements

None

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. Our future results may differ materially from our current results, and our actual results could differ materially from those projected. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition.

Risks Related To Our Business.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future. This could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through June 30, 2006. At June 30, 2006, we had cumulative net losses of $15.1 million and working capital of $7.9 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with Common Stock. Our growth strategy is to increase our market share by opening more service centers. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

After the IPO and the payment of our outstanding debt, we have approximately $9.2 million for use in expansion, sales and marketing, capital expenditures and working capital. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates a national roll-out of service centers in targeted markets, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection because builders could discontinue ordering our services or for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

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

Although we have ongoing relationships with a number of national and regional home builders, none of these relationships are “exclusive.” In addition, we do not have any long-term firm commitments from builders to use our services. Even “preferred provider” status, which we enjoy with three national home builders, does not guarantee that we will be hired for a particular job or any job with that customer. As a result, our revenues are unpredictable, and we are highly susceptible to competition. There is nothing preventing any of our customers from entering into identical or similar relationships with our competitors or from discontinuing their relationship with us at any time. If a number of builders were to terminate their relationship with us at the same time or direct business to our competitors, our business, operating and financial condition would suffer.

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended June 30, 2006, the Company sold the following unregistered securities:

•	In March 2006, the Company issued a $250,000 principal amount unsecured promissory note, bearing interest at 10% per annum, to an institutional accredited investor. The original principal amount and all accrued but unpaid interest was due May 31, 2007. In order to induce the investor to purchase this note, the Company’s Chief Executive Officer agreed to transfer 25,000 shares of Common Stock that he personally owned to the investor. The Company paid $20,000 in commissions to a registered broker-dealer in connection with this sale, resulting in net proceeds to the Company of $230,000.

•	In March 2006, the Company issued a $250,000 principal amount unsecured promissory note, bearing interest at 10%, to Paulson Investment Company, the representative of the several underwriters of the Company’s initial public offering concluded on May 2, 2006. Under the terms of this note, the Company was entitled to up to five weekly draws not to exceed $50,000 each. The aggregate amount drawn plus the accrued interest thereon in payable out of the net proceeds of the initial public offering. No commission or placement agent fee was payable in connection with the issuance of this note.

•	In May 2006, the Company issued a warrant to purchase 5,000 units to Investor Awareness, Inc. in exchange for certain consulting services rendered by Investor Awareness, Inc. to the Company. The units covered by the warrant are the same as those units issued by the Company in its initial public offering. The warrant entitles Investor Awareness, Inc. to purchase the units at a price of $13.00 per unit, and expires two years after the date of issuance.

•	In June 2006, the Company issued a warrant to purchase 15,000 shares of its Common Stock to Brookstreet Securities Corporation in exchange for certain consulting services rendered by Brookstreet Securities Corporation to the Company. The warrant issued to Brookstreet Securities Corporation has an exercise price of $5.00 per share of Common Stock and expires two years after the date of issuance.

•	In June 2006, the Company issued 40,000 shares of its Common Stock to Morse, Zelnick, Rose & Lander in exchange for certain legal services rendered to the Company in connection with the Company’s initial public offering.

Item 3 – Defaults upon Senior Securities

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not pay any interest or repay any portion of the principal or interest until March 31, 2005. The Company and the parties are negotiating a settlement agreement for which the Company believes it is adequately reserved.

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

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, American Mold Guard, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006

AMERICAN MOLD GUARD, INC.

/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer