Form 10QSB
period 2006-09-30
AMERICAN MOLD GUARD INC
filed 2006-11-13
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 3, 2006, 4,605,092 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2006 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$67,782	$7,181,269
Accounts receivable, less allowance for doubtful accounts of $15,708 and $83,003, as of December 31, 2005 and September 30, 2006, respectively.	1,257,356	1,380,393
Inventories	38,039	106,167
Deferred offering costs (Note 2)	620,882	—
Deposits	115,935	527,887
Other current assets	80,122	39,603

Total Current Assets	2,180,116	9,235,319
Property and equipment, net (Note 4)	309,465	848,596
Intangible assets, net	2,536	2,029

Total Assets	$2,492,117	$10,085,944

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,908,414	$1,452,307
Lease line of credit, current portion	—	128,569
Accrued payroll related expenses	1,687,834	1,144,335
Short term notes payable (Note 5)	3,129,986	1,581
Accrued interest payable	372,326	—

Total Current Liabilities	7,098,560	2,726,792
Long-Term Liabilities:
Long-term notes payable, net of discount (Note 5)	835,089	—
Lease line of credit, net of current portion	—	391,750

Total Liabilities	7,933,649	3,118,542

Commitments and contingencies (Notes 5, 8)
Shareholders’ Equity (Deficiency) (Notes 3, 5, 6, 7 and 9)
Preferred stock no par value; 10,000,000 shares authorized:
Series A Convertible Preferred Stock, no par value, 170,062 shares authorized, 170,062 shares issued and outstanding having a liquidation preference of $772,740 on December 31, 2005, and 0 shares authorized, issued and outstanding on September 30, 2006	625,000	—
Series B Redeemable, Convertible Preferred Stock, no par value, 411,550 shares authorized, 154,586 shares issued and outstanding having a liquidation preference of $1,180,791 on December 31, 2005, and 256,964 shares authorized and 0 shares issued and outstanding on September 30, 2006	859,000	—
Series C Convertible Preferred Stock, no par value, 5,000,000 authorized, none issued and outstanding on December 31, 2005 and September 30, 2006
Common Stock, no par value, 50,000,000 shares authorized, 942,301 and 4,605,092 shares issued and outstanding on December 31, 2005 and September 30, 2006, respectively	1,475,262	16,554,648
Additional paid-in capital	2,005,289	6,872,685
Accumulated deficiency	(10,406,083)	(16,459,931)

Total Shareholders’ Equity (Deficiency)	(5,441,532)	6,967,402

Total Liabilities and Shareholders’ Equity (Deficiency)	$2,492,117	$10,085,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Revenue, net	$1,883,572	$2,240,985	$4,143,446	$7,594,607
Cost of revenue:
Direct costs	1,371,198	1,202,630	3,207,321	4,215,926
Depreciation expense	29,363	66,050	74,404	137,664

Total cost of revenue	1,400,561	1,268,680	3,281,725	4,353,590

Gross margin	483,011	972,305	861,721	3,241,017
Selling, general and administrative expenses	1,226,623	2,445,107	3,558,572	6,747,675

Loss from operations	(743,612)	(1,472,802)	(2,696,851)	(3,506,658)
Interest income\expense	(184,149)	102,350	(578,863)	(2,539,699)

Loss before provision income for taxes	(927,761)	(1,370,452)	(3,275,714)	(6,046,357)
Provision for income taxes	386	2,658	1,336	7,490

Net loss	(928,147)	(1,373,110)	(3,277,050)	(6,053,847)
Dividends on cumulative preferred stock	35,159	—	70,318	—

Net loss applicable to common shareholders	(963,306)	(1,373,110)	(3,347,368)	(6,053,847)

Basic and diluted net loss per share	$(1.08)	$(0.30)	$(3.64)	$(2.32)

Dividends accumulated for the period on cumulative preferred stock	$(0 .04)	$—	$(0.08)	$—

Net loss per share attributable to common shareholders	$(1.12)	$(0.30)	$(3.72)	$(2.32)

Weighted average number of common shares outstanding
– basic and diluted	862,916	4,584,187	899,423	2,610,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2005	Nine months ended September 30, 2006
Cash flows from operating activities:
Net loss	$(3,227,051)	$(6,053,848)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	92,511	166,001
Compensation expense from stock options	—	95,416
Common stock issued for payment of services	113,540	—
Common stock issued in payment of directors fees	37,500	—
Options issued for payment of consulting services	12,080	—
Common stock issued in settlement	—	27,807
Fair value of warrant issued for services	275,368	38,543
Fair value of common stock issued for Trust One	12,500	—
Amortization of beneficial conversion debt discount	(1,261,451)	2,415,837
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(777,993)	(123,037)
Inventories	40,587	(68,128)
Deposits and other current assets	(130,189)	(370,926)
Accounts payable and accrued liabilities	630,932	(456,108)
Accrued payroll related expenses	538,350	(543,498)
Accrued interest payable	250,365	(372,236)
Net cash used in operating activities	(3,442,950)	(5,244,267)

Cash flows from investing activities:
Purchase of property and equipment	(197,225)	(170,963)

Net cash used in investing activities	(197,225)	(170,963)

Cash flows from financing activities:
Proceeds on issuance of common stock, net of $1.4 million of offering costs and underwriter discounts of $1.5 million	—	16,631,685
Borrowings from notes payable	4,471,581	750,000
Payments on short term notes payable	(29,618)	(5,460,000)
Payments on lease line of credit	—	(13,850)
Deferred offering costs, net of an increase of $787,583	441,424	620,882

Net cash flows provided by financing activities	4,000,538	12,528,717

(Decrease) Increase in cash and cash equivalents	360,333	7,113,487
Cash and cash equivalents, beginning of period	243,788	67,782

Cash and cash equivalents, end of period	$604,121	$7,181,269

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$—	$1,484,000
Securities issued in repayment of bridge financing	—	1,500,000
Property and equipment acquired under lease line of credit	—	294,539
Non-cash investing activities – Trust One Termite
Vehicles and equipment	5,730	—
Other current assets	2,233	—
Intangible assets	4,397	—
Accounts payable	(7,362)	—
Long term notes payable	(1,581)	—
Cash paid for interest	40,910	550,275
Cash paid for income taxes	361	2,555

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

Unaudited Interim Financial Statements

The Company has prepared these financial statements in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form SB2 filed with the Securities and Exchange Commission on January 6, 2006 ( the “Registration Statement”) and effective on May 2, 2006. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Registration Statement. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year.

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

Nine Months Ended September 30, 2005
Net revenue	$4,153,312
Net loss	$(3,285,864)
Loss per common share	$(3.65)
Weighted average common shares outstanding	899,423

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

Deferred Offering Costs

Direct costs were incurred in connection with the sale of the Company’s $1.5 million aggregate principal amount 10% unsecured promissory notes due August 31, 2006 (the “Unsecured Notes”). The costs related to the Unsecured Notes were fully amortized over the life of the Unsecured Notes, and, for the three and nine months ended September 30, 2006, $0 and $47,450 has been recognized as interest expense. Direct costs were also incurred in connection with the Company’s initial public offering (the “IPO”), which became effective on May 2, 2006 (Note 7), principally related to underwriting commissions and legal expenses which were capitalized. The Company offset the costs associated with the IPO in the amount of $1,408,465 against the IPO proceeds in the quarter ended June 30, 2006.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the nine months ended September 30, 2005 and 2006.

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

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of September 30, 2006 or during the nine months ended September 30, 2005 and 2006.

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

Service Warranties

The Company provides a general warranty on its services that extends for the entire “statute of repose,” the period during which, under the various state laws, builders have continuing liability for construction defects. In general, the period of continuing liability is between 10 and 15 years depending upon the state in which the service has been provided. The warranty covers both property damage and personal injury arising from mold contamination on any surface treated by the Company. The personal injury portion of the warranty is supported by a $3.0 million pollution liability mold giveback provision under the Company’s general liability policy. The Company estimates its exposure to warranty claims based upon historical warranty claim costs and expectations of future trends. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. However, the Company does not have, at this time, sufficient experience to determine if a reserve is required and/or if the coverage under the general liability policy is sufficient should claims be filed against the Company. To date, the Company has not been required to perform under the terms of its warranty provisions, and management is not aware of any pending or threatened claims. As a result, the accompanying condensed consolidated financial statements do not include any accruals or provisions associated with future warranty expenditures.

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Upon adoption of SFAS No. 123(R) the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The weighted-average estimated fair value of employee stock options granted during the nine month periods ended September 30, 2006 was $2.59 using the Black-Scholes model. There were no stock options granted during the 3 months ended September 30, 2006. The weighted-average estimated fair value of employee stock options granted during the three and nine month periods ended September 30, 2005 was $0.45 per share using the Black-Scholes model. The Black Scholes model was utilized with the following assumptions (annualized percentages):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Expected volatility	33.0%	—	33.0%	55.0%
Expected dividend yield	0	—	0	0
Expected term (in years)	5.0%	—	5.0	3.4
Risk-free rate	4.2%	—	4.0%	4.9%

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

Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $34,902 and $95,416, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Pre-vesting forfeitures were estimated to be approximately 10.0% in the third quarter of 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

If the Company had adopted the fair value provisions of SFAS No. 123 for employee stock options, in connection with options issued during the three and nine months ended September 30, 2005, the Company would have recorded deferred compensation of $70,511. Most grants vest over a period of three years with one-third vesting after one year and the remaining two-thirds vesting ratably over the eight remaining quarters.

The pro forma loss assuming implementation of SFAS No. 123(R) for the three and nine months ended September 30, 2005 is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(928,147)	$(3,277,051)
Add: Stock-based compensation expense recorded in accordance with APB No. 25	—	—
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(15,589)	(46,858)

Pro forma net loss	$(943,736)	$(3,323,909)

Weighted average number of shares outstanding:
Basic and diluted -	862,916	899,423
Net loss per share:
Basic – as reported	$(1.08)	$(3.64)
Basic – pro forma	$(1.09)	$(3.70)

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

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value (the “Common Stock”), outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of Common Stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 2,449,369 and 6,418,801 as of September 30, 2005 and 2006, respectively.

Note 3. Capitalization

The accompanying financial statements give retroactive effect to a reverse stock split pursuant to which each share of common stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of common stock. The reverse stock split was effective as of April 7, 2006.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2005	September 30, 2006 (Unaudited)
Field equipment and vehicles	$421,678	$1,039,725
Office furniture and fixtures	96,589	183,675
Accumulated depreciation	(208,802)	(374,804)

Property and equipment, net	$309,465	$848,596

Note 5. Notes Payable and Lease Line of Credit

As of September 30, 2006, the Company had no outstanding borrowings under notes payable and its lease line of credit consists of:

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America for the amount of $500,000. On June 26, 2006, the Company borrowed $294,539 against this line of credit to purchase equipment. The terms of this agreement is 48 months with an annual interest rate of 7.75% and with a $1.00 buy out at the end of the lease term.

During the third quarter of 2006, the Company increased the line of credit from $500,000 to $540,000. The Company borrowed an additional amount of $239,630 against the line of credit to purchase additional equipment. In the third quarter of 2006, the Company paid $13,849 towards the line of credit.

Debt transactions in the nine months ended September 30, 2006:

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

On March 15, 2006, the Company borrowed $250,000 from an accredited investor. The note bears interest at 10% per annum and is payable on May 31, 2007. In order to induce the investor to make the loan, the Company’s chief executive officer agreed to transfer 25,000 shares to the investor from his own personal holdings. The benefit of the personal transfer to the Company has been valued at $120,250, which was charged to debt discount and credited to additional paid in capital during 2006. During the nine months ended September 30, 2006, $120,250 was charged to interest expense since the note was paid in full in May 2006.

In the quarter ended June 30, 2006, the Company paid off an aggregate amount of short term and long term notes payable of $5,285,000 with the IPO proceeds.

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not pay any interest or repay any portion of the principal or interest until March 31, 2005. The Company and the parties settled the agreement in September 2006.

For the nine months ended September 30, 2006, the Company realized a total of $2,415,837 of deferred interest costs (debt discount) which was amortized and charged to interest expense since the notes were paid in full in May 2006.

Prepaid financing fees of $81,350 paid in connection with certain notes payable were amortized over the life of the respective notes. Amortization of $20,340 and $47,450 for the nine months ended September 30, 2005 and 2006, respectively, is included in interest expense in the accompanying condensed consolidated statements of operations. Since the Company paid off the notes related to these financing fees in May 2006, the remaining balance has been expensed to interest expense.

Note 6. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the warrant balances of the Company as of September 30, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
January 2005 Warrants	85,031	$3.68	0.26 years
April 2005 Warrants	170,062	5.88	1.54 years
June 2006 Warrants	15,000	5.00	2.71 years
August 2006 Warrants	13,000	5.00	1.84 years

Balance, September 30, 2006	283,093	$5.13	1.23 years

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

The June 2006 Warrants were issued in conjunction with payment for services to be received by the Company over a twelve month period. The Warrants entitle the holder thereof to purchase up to 15,000 shares of common stock at any time until June 14, 2009 at a purchase price of $5.00 per share. In connection with the issuance of the June 2006 Warrants, the Company recorded a prepaid asset which will be amortized to expense as the related services are received. The Company estimated the fair value of such warrants to be $23,029 using the Black-Scholes valuation model. For the three and nine months ended September 30, 2006,, $5,772 and $6,733, respectively has been amortized and charged to expense.

In August 2006, the Company issued 13,000 warrants in conjunction with payment for services to be received by the Company over a six month period commencing March 2006. The Warrants entitle the holder thereof to purchase up to 13,000 shares of common stock at any time until August 2009 at a purchase price of $5.00 per share. In connection with this grant, the Company and the recipient of the warrant has agreed to cancel A, B and common warrants previously granted to the recipient in May 2006. The Company estimated the fair value of such warrants to be $15,514 using the Black-Scholes valuation model. For the three and nine months ended September 30, 2006, $5,151 and $15,514, respectively has been amortized and charged to expense.

Class A and Class B Purchase Warrants

Listed below are the A and B warrant balances of the Company as of September 30, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	4.59 years
May 2006 IPO Class B Warrants	2,930,770	13.00	4.59 years

Balance, September 30, 2006	5,861,540	$11.37	4.59 years

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

A summary of option activity under the Plan as of September 30, 2006:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2005	267,499	$4.52	4.23	$1,210,000
Granted	40,000	5.93	4.80	—
Exercised	—	—	—	—
Forfeited or expired	(33,331)	(6.48)	—	—

Outstanding on September 30, 2006 (unaudited)	274,168	$4.52	3.81	115,938

Exercisable on September 30, 2006 (unaudited)	105,519	$4.37	3.43	$49,893

As of September 30, 2006, there was $230,209 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Convertible Preferred Stock

In connection with our initial public offering, each share of Series A and Series B convertible preferred stock outstanding as of May 2, 2006 was automatically converted into common stock at a ratio of one share of common stock for each share of preferred stock. As of May 2, 2006, 170,062 Series A preferred and 154,586 Series B preferred shares were converted to 324,648 common shares. As a result of the conversion of these preferred shares into common stock, the Company’s obligation to pay cumulative preferred dividends terminated.

Note 8. Commitments and Contingencies

Lease Commitments

The Company’s executive offices are located in San Juan Capistrano, California under a lease that expired in August 2006 but are currently operating under a month to month lease. The Company operates out of regional service centers under leases with terms ranging from 12 to 36 months and leases vehicles for terms ranging from 36 to 48 months.

Future minimum lease payments under these noncancelable operating leases are as follow:

Years ending December 31,
2006	$490,989
2007	564,657
2008	455,114
2009	191,592
2010	2,027

$1,704,379

Rent expense was $53,210 and $113,492 during the three months ended September 30, 2005 and 2006. Rent expense was $145,802 and $279,059 during the nine months ended September 30, 2005 and 2006, respectively.

Litigation

The Company is, at times, subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Management currently is not aware of any such claims that would have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Subsequent events

On October 10, 2006, the Company appointed Dr. Atif Malik as the Company’s Chief Science Officer.

On October 12, 2006, the Company formed AMG Scientific, LLC, a California limited liability company (“AMG Scientific”). AMG Scientific is a wholly-owned subsidiary of the Company. The Company formed AMG Scientific to focus on the development of a new market application for its antimicrobial surface treatment technology. AMG Scientific’s principal plan of operation is to assist large organizations, institutions and government facility managers in combating the growing problem of interior surface transmitted infectious diseases. In connection with the formation of AMG Scientific, the Company assigned Dr. Atif Malik to become Chief Science Officer of AMG Scientific.

On October 17, 2006, the Company appointed Dr. Asif Ali as President of AMG Scientific.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended September 30, 2006. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiary.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding the Company’s financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, competitive product and service development, future broad market acceptance of mold and hospital acquired infection prevention services, difficulties in raising additional capital in the future, difficulties and delays in establishing the "Mold Guard" brand, the impact of the absence of significant proprietary technology underlying our services, a continued and long-term dependence on a limited number of customers, changes to the inventory levels of the Company’s raw materials suppliers, the impact of a continued absence of exclusive or long-term commitments from the Company’s customers, changes in the anticipated size or trends of the markets in which the Company competes, judicial decisions and governmental laws and regulations, and changes in general economic conditions in the markets in which the Company may compete. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect our business, particularly those mentioned under the section entitled “Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We provide mold prevention services to builders of single and multi-family homes. To date, we have provided our service to over 500 national and regional single- and multi-family home builders through 16 service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., The McCaffrey Group and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc.

Although our business continues to grow, we continue to lose money on an operating and cash flow basis. We believe that the primary reason that we have yet to be cash flow positive and profitable is because we continue to invest in our business by opening new regions and service centers.

Our strategy is to continue to grow sales and reach operating profitability by being the leader in anti-microbial surface treatments. To accomplish this goal we plan to continue to enter new regions and establish new service centers throughout the country. We, also, plan to assist large organizations, institutions and government facility managers in combating the growing problem of interior surface transmitted infectious diseases. Through the formation of a new wholly owned subsidiary, AMG Scientific, LLC, we intend to broaden our available market for interior surface treatment. The challenge we face is timely adoption of our interior surface application by large institutions and balance our goals of achieving profitability. We intend to utilize our existing service center capabilities to deploy our interior surface treatment. Where we open new service centers and how many we will open will depend on a number of factors, including existing customer demand, the strength of the new housing market in a particular region, the extent to which mold may or may not be a problem in a particular region, the demand for interior surface treatment and the availability of capital and other opportunities. In our experience, a new service center usually does not become cash flow positive until it has been operating for at least eight months and it does not become profitable until it has been operating for approximately one year. As a result, an aggressive expansion program would adversely affect our financial performance. On the other hand, we believe that an aggressive expansion policy would enable us to achieve our goal of capturing a larger market share relatively quickly in advance of our existing and potential competitors. One of the challenges we face is balancing our goals of achieving profitability as soon as possible and capturing market share.

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for services relating to mold prevention and interior surface treatment. In addition, we believe public awareness of health risk associated with mold contamination, particularly in the aftermath of Hurricanes Katrina, Rita and Wilma, the growth in mold-related insurance claims and litigation and the high cost of mold remediation and public awareness of the dangers of hospital acquired infections will contribute to our growth. On the other hand, higher interest rates, higher building costs, increasing levels of inventories in the housing construction industry and the general decline in the rate of growth of the new home construction industry could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs.

Lack of sufficient capital prior to the IPO has prevented us from aggressively marketing our mold prevention services. Marketing is an important part of our business plan because builders need to be persuaded to make our mold prevention services standard line items in their budgets. The lack of capital has had negative margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. The additional capital, provided through the IPO, has allowed us to implement operation improvement programs that we expect will lead to higher gross margins.

On May 2, 2006, we completed an initial public offering of 1,350,000 units, at a per unit price of $13.00. Each unit consisted of two shares of Common Stock, two Class A Warrants and two Class B Warrants. On May 23, 2006, the representative of the several underwriters exercised an overallotment option granted to the several underwriters in connection with the initial public offering and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the overallotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from the IPO were approximately $19.5 million, and we realized aggregate net proceeds of approximately $16.6 million. We believe that capital raised in our initial public offering will allow us to increase sales and marketing resources in our existing regions, as well as expand into new regions.

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with this transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $60,514.

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

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	% Change
	2005	2006
Revenue	$1,883,572	$2,240,985	$357,413	19.0%
Cost of Revenue	1,400,561	1,268,680	(131,881)	9.4%

Gross Margin	483,012	972,305	489,293	101.3%
Selling, general and administrative expenses	1,226,623	2,445,107	1,218,484	99.3%

Loss from Operations	(743,612)	(1,472,802)	729,190	98.1%
Interest Income\Expense	(184,149)	102,350	286,499	155.6%

Loss before provision for income taxes	(927,761)	(1,370,452)	442,691	47.7%
Provision for income taxes	386	2,658	2,272	588.6%

Net Loss	(928,147)	(1,373,110)	444,963	47.9%

	Nine months Ended September 30,		Increase (Decrease)	% Change
	2005	2006
Revenue	$4,143,446	$7,594,607	$3,451,161	83.3%
Cost of Revenue	3,281,725	4,353,590	1,071,865	32.7%

Gross Margin	861,721	3,241,017	2,379,296	276.1%
Selling, general and administrative expenses	3,558,572	6,747,675	3,189,103	89.6%

Loss from Operations	(2,696,851)	(3,506,658)	809,807	30.0%
Interest Expense	(578,863)	(2,539,699)	1,960,836	338.7%

Loss before provision for income taxes	(3,275,715)	(6,046,357)	2,770,642	84.6%
Provision for income taxes	1,336	7,490	6,154	460.6%

Net Loss	(3,277,051)	(6,053,848)	2,776,797	84.7%

Revenues

Revenues for the three months ended September 30, 2006 increased to $2,240,985 compared to $1,883,572 during the same period last year. Year to date revenue increased $3,451,161 or 83.3% compared to the same period last year. The increase in revenue is attributable to increased market penetration through the expansion of regions and service centers as well as a price increases enacted in the beginning of 2006.

Revenue growth in the three and nine months ended September 30, 2006 versus the three and nine months ended September 30, 2005 by region is summarized below:

	Three Months Ended September 30, 2005	Percentage of Revenue	Three Months Ended September 30, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
Region
California	$959,525	50.9%	$1,057,870	47.2%	$98,345	10.2%
Florida	484,808	25.7%	410,532	18.3%	(74,276)	(15.3%)
Gulf	—	0.0%	696,333	31.1%	696,333	100.0%
Midwest	174,520	9.3%	42,934	1.9%	(131,586)	(75.4%)
Other	264,719	14.1%	33,316	1.5%	(231,403)	(87.4%)
Total	1,883,572	100.0%	2,240,985	100.0%	357,413	19.0%

	Nine months Ended September 30, 2005	Percentage of Revenue	Nine months Ended September 30, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (decrease)
Region
California	2,346,708	56.6%	3,873,347	51.0%	$1,526,639	65.1%
Florida	1,137,950	27.5%	1,168,962	15.4%	31,012	2.7%
Gulf	—	0.00%	2,284,874	30.1%	2,284,874	100.00%
Midwest	394,069	9.5%	50,759	00.6%	(343,310)	(87.1%)
Other	264,719	6.4%	216,665	02.9%	(48,054)	(18.2%)
Total	4,143,446	100.0%	7,594,607	100.0%	3,451,161	83.3%

Revenue in California increased $98,345 or 10.2% in the third quarter of 2006 versus the same period for 2005. Year to date revenue increased $1,526,639 or 65.1% compared to the same period last year. The year to date increase is the result of the expansion of service centers as well as increases in pricing enacted in the beginning of the year along with an increase in multi-family and single family projects.

Revenue in the Florida region decreased $74,276 or 15.3%, in the third quarter of 2006 versus the same period of 2005. Year to date revenue increased $31,012 or 2.7%. The decrease is attributable to the overall real estate slow down but we continued to expand our customer base in Florida during the third quarter of 2006.

Commencing in the quarter ended September 30, 2006, we separated our Texas and Louisiana regions. The Gulf region now includes New Orleans, St. Bernard’s and Biloxi. Revenue in that region increased $696,333 or 100.0%, in the third quarter of 2006 versus the same period in 2005. Year to date revenue increased $2,284,874 or 100.0% compared to the same period last year .The increase was primarily attributable to the Company’s expansion into New Orleans in October 2005 following Hurricane Katrina.

We created the Midwest region in the third quarter of 2006 which will service Houston, Dallas and Austin. Revenue in the Midwest region decreased $131,586 or 75.4%, in the third quarter of 2006 verses the same period of 2005. Year to date revenue decreased $343,310 or 87.1% compared to the same period last year. This overall decrease was attributable to the Company focusing its selling efforts in The Gulf. In the third quarter of 2006, we began the process of refocusing our efforts in the Houston and Dallas and the Austin area.

Other region revenue comprises projects serviced outside of existing primary regions, where we have service centers. Other revenue decreased $231,403 or 87.4%, in the third quarter of 2006. Year to date revenue decreased $48,054 or 18.2% compared to the same period last year. The 2006 other region revenue was derived from the completion of three multi-family projects in New Jersey and Maryland in the first quarter of 2006. In the third of quarter of 2006, we completed a job in Massachusetts.

We also analyze revenue based on type of construction treated. National builder projects decreased from $646,309 to $575,871 during the third quarter of 2006, a decrease of 11% compared to the same period in 2005. National builder year to date revenue increased from $1,469,220 to $2,253,310, an increase of 54% from a year ago. Single family construction increased from $952,419 to $1,409,514 during the third quarter of 2006, an increase of 48% from the same quarter in 2005. Year to date single family revenue increased from $1,770,156 to $4,465,553 an increase of 152%. Service to multi-family construction decreased from $284,844 to $255,600, a decrease of 10% compared to the same period in 2005. Year to date multi-family revenue decreased from $904,069 to $875,744 or a decreased of 3% compared to same period last year.

Cost of Revenue

Three Months Ended September 30, 2005	Percent of revenues	Three Months Ended September 30, 2006	Percent of Revenues	Increase (Decrease)
$1,400,561	74.4%	$1,268,680	56.6%	$(131,881)

Nine months Ended September 30, 2005	Percent of revenues	Nine months Ended September 30, 2006	Percent of revenues	Increase (Decrease)
$3,281,725	79.2%	$4,353,590	57.3%	$1,071,865

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended September 30, 2006 totaled $1,268,680 a decrease of 9.4 % compared to the cost of revenue for the period ended September 30, 2005. Year to date Cost of Revenue is $4,353,590 an increase of 31.7% compared to the same period last year. The increase was a result of increased labor associated with the increase in new sales and the additional costs associated with service center expansion.

Raw material costs have decreased as a percentage of revenue from 15.9% in the third quarter of 2005 to 10.8% for the same time period in 2006. Year to date raw material costs decreased from 17.5% in 2005 to 11.6% in 2006. This decrease is attributable to increased pricing on new construction services an increase in Gulf Coast business, which has a lower material cost as a percentage of revenue and an overall material cost price reduction was negotiated in the third quarter of 2006.

Direct labor cost as a percentage of revenue decreased from 32.7% in third quarter of 2005 to 29.0% in the same period in 2006. Year to date direct labor costs decreased from 40.7% in 2005 to 29.8% in 2006. The decrease is primarily a result of improved labor utilization on higher sales volume and from acquiring our own national workman’s compensation insurance policy.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 22.1% in the third quarter of 2005 to 16.9% for the same time period in 2006. Year to date other costs decreased from 21.0% in 2005 verses 15.7% in 2006. The decrease is primarily a result of our decision in the third quarter of 2006 to purchase equipment that had previously been rented.

Selling, General and Administrative Costs

Three Months Ended September 30, 2005	Percent of Revenues	Three Months Ended September 30, 2006	Percent of Revenues	Increase (Decrease)
$1,226,623	65.1%	$2,445,107	109.1%	$1,218,484

Nine months Ended September 30, 2005	Percent of Revenues	Nine months Ended September 30, 2006	Percent of Revenues	Increase (Decrease)
$3,558,572	85.9%	$6,747,675	88.8%	$3,189,103

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The increase from the third quarter of 2005 to the third quarter of 2006 was $1,218,484. The year to date increase of $3,189,103 in 2006 verses the nine months ended September 2005 is primarily attributed to investments in service center expansion which increased 45%, regional and brand marketing which increased 48%, corporate infrastructure additions which increased 14% and the added cost of being a public company which increased 170%. As a percentage of revenue, selling, general and administrative costs increased from 65.1% in the third quarter of 2005 to 109.1% for the same period in 2006. Year to date selling, general administrative costs increased from 85.6% in 2005 to 88.6% for the same period in 2006.

Net Interest Income\Expense

Three Months Ended September 30, 2005	Percent of Revenues	Three Months Ended September 30, 2006	Percent of Revenues	Increase (Decrease)
($184,149)	09.8%	$102,350	4.6%	$286,499

Nine months Ended September 30, 2005	Percent of Revenues	Nine months Ended September 30, 2006	Percent of Revenues	Increase (Decrease)
($578,863)	14.0%	($2,539,699)	33.4%	$1,960,836

Net interest expense, for the three months ended September 30, 2006 totaled $(102,350), an increase of $286,499 over the same period in 2005. The 2006 year to date interest expense totals $2,539,699, an increase of $47.2%. The increase is directly attributable to the increase in debt financing in the last three quarters of 2005 and the first six months of 2006. The Company, earned interest income of $107,573 from cash investments in the third quarter of 2006 and a total of $124,811 for the nine months ending 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our Common Stock. As of September 30, 2006, our working capital was $6.5 million. The primary reason for this decrease relative to the prior quarter is due to the operating loss, payment of the remaining short term debt and payment of aged accounts payables and accrued payroll related expenses.

Our net loss was $928,147 and $1,373,110 during the three months ended September 30, 2005 and 2006. Our net loss was $3,277,051 and $6,053,848 during the nine months ended September 30, 2005 and 2006, respectively. The increased net loss from operations was due primarily to the increased cost of being a public company, investments in new regions and service centers and marketing of our brand and product. Gross margin improved from $972,305 or 43.4% of net sales for the three months ended September 30, 2006 as compared to $483,012 or 25.6% of net sales for the three months ended September 30, 2005. The year to date gross margin in 2006 is $3,241,017 or 42.7% compared to $861,721 or 20.8% for the same period of the prior year. The gross margin increase was the result of material costs reductions, equipment lease verses rent and labor productivity activities that were implemented throughout the third quarter of 2006.

On May 2, 2006, we completed an initial public offering of 1,350,000 units, at a price per unit of $13.00. On May 23, 2006, the representative of the several underwriters exercised an overallotment option granted to the several underwriters in connection with the initial public offering and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the overallotment option again and purchased 100,000 shares of Common Stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from our IPO were approximately $19.5 million, and we realized aggregate net proceeds of approximately $16.6 million. As noted in our offering prospectus, significant amounts of the net proceeds of the offering were used to repay outstanding debt and for working capital purposes. As of close of market on September 30, 2006 there were 4,605,092 shares of Common Stock outstanding.

Changes in Working Capital between December 31, 2005 and September 30, 2006

During the nine months ended September 30, 2006, our working capital increased from a deficit of $4,918,444 as of December 31, 2005 to $6,508,527, or an increase of $11,426,971. The principal reasons for the increase in working capital were as follows:

•	Cash increased by $7,113,487 primarily as a result of proceeds received from the IPO.

•	Long and short term notes payable decreased by $3,963,494 as result of paying off debt with the IPO proceeds.

•	Deferred offering costs decreased by $620,882 as the result of netting these costs against the IPO proceeds.

•	Accrued payroll related expenses decreased $543,497 as IPO funds were used to pay payroll related expenses.

•	Property and Equipment increased $539,131 as a result of purchasing compressors, soda pots, fork lifts and electro static sprayers for our service center expansion.

•	Deposits increased by $411,953 as the result of down payments on workers compensation and auto insurance.

•	Accrued interest decreased by $372,326 as IPO funds were used to pay off debt and the associated accrued interest.

•	Accounts payable decreased by $456,107, as IPO proceeds received in May 2006 were used to pay aged payables.

•	Accounts receivable increased by $123,037 due to the increase in revenue.

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

Since our inception, we have incurred net losses in every quarter through September 30, 2006. At September 30, 2006, we had cumulative net losses of $16.5 million and working capital of $6.5 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with Common Stock. Our growth strategy is to increase our market share by opening more regions and service centers. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

We have approximately $7.2 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates a national roll-out of service centers in targeted markets and penetration into large institutions, organizations and government facilities for interior surface treatment, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection if AMG Scientific is unable to successfully sell its interior surface treatment or builders could discontinue ordering for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

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

There is increasing litigation in the United States over personal injuries caused by mold contamination and jury awards relating to such litigation are significant. If our services fail to prevent mold growth on a surface we treated, a person suffering property damage or personal injury is likely to sue us. In such event, our insurance coverage – $3 million – may not be sufficient. We intend to seek additional liability insurance coverage in the future. However, we cannot give assurances that additional insurance will be available to us at a reasonable cost, if at all. Litigation that is launched against us and that results in a large jury aware could render us financially insolvent.

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended September 30, 2006, the Company sold the following unregistered securities:

•	In March 2006, the Company issued a $250,000 principal amount unsecured promissory note, bearing interest at 10% per annum, to an institutional accredited investor. The original principal amount and all accrued but unpaid interest was due May 31, 2007. In order to induce the investor to purchase this note, the Company’s Chief Executive Officer agreed to transfer 25,000 shares of Common Stock that he personally owned to the investor. The Company paid $20,000 in commissions to a registered broker-dealer in connection with this sale, resulting in net proceeds to the Company of $230,000.

•	In March 2006, the Company issued a $250,000 principal amount unsecured promissory note, bearing interest at 10%, to Paulson Investment Company, the representative of the several underwriters of the Company’s initial public offering concluded on May 2, 2006. Under the terms of this note, the Company was entitled to up to five weekly draws not to exceed $50,000 each. The aggregate amount drawn plus the accrued interest thereon in payable out of the net proceeds of the initial public offering. No commission or placement agent fee was payable in connection with the issuance of this note.

•	In June 2006, the Company issued a warrant to purchase 15,000 shares of its Common Stock to Brookstreet Securities Corporation in exchange for certain consulting services rendered by Brookstreet Securities Corporation to the Company. The warrant issued to Brookstreet Securities Corporation has an exercise price of $5.00 per share of Common Stock and expires two years after the date of issuance.

•	In July 2006, the Company issued 40,000 shares of its Common Stock to Morse, Zelnick, Rose & Lander in exchange for certain legal services rendered to the Company in connection with the Company’s initial public offering.

•	In August 2006, the Company issued a warrant to purchase 13,000 shares of its Common Stock to Investor Awareness, Inc. in exchange for certain consulting services rendered by Investor Awareness, Inc. to the Company. The warrant issued to Investor Awareness, Inc. has an exercise price of $5.00 per share of Common Stock and expires two years after the date of issuance.

•	In August 2006, the Company issued an aggregate of 30,000 shares of its Common Stock to six of its directors pursuant to the terms of a Director Restricted Stock Award Agreement. The Director Restricted Stock Award Agreements provide that the shares of Common Stock issued to each director are required to be forfeited back to the Company should a recipient director discontinue his service as a director prior to August 2007.

•	In September 2006, the Company issued 11,396 shares of its common stock to Brian Cowley as part of a mutual release and cancellation of all debts and claims settlement agreement.

•	In September 2006, the Company issued an aggregate of 5,000 shares of its Common Stock to a new director pursuant to the terms of a Director Restricted Stock Award Agreement. The Director Restricted Stock Award Agreement provides that the shares of Common Stock issued to the new director are required to be forfeited back to the Company should the new director discontinue his service as a director prior to September 2007.

Item 3 – Defaults upon Senior Securities

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not pay any interest or repay any portion of the principal or interest until March 31, 2005. The Company and the parties settled the agreement in September 2006.

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

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, American Mold Guard, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006

AMERICAN MOLD GUARD, INC.

/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer