Form 10KSB
period 2006-12-31
AMERICAN MOLD GUARD INC
filed 2007-03-29
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 001-32862

AMERICAN MOLD GUARD, INC.

(Exact name of registrant as specified in its charter)

California	74-3077656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30200 Rancho Viejo Road, Suite G, San Juan Capistrano, California	92675
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-240-5144

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $9,425,307.

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq Capital Market as of the close of the market on March 27, 2007 was approximately $7,466,792 as of such date.

As of March 27, 2007, the registrant had outstanding 4,631,623 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

AMERICAN MOLD GUARD, INC.

ANNUAL REPORT ON FORM 10-KSB

FORWARD LOOKING STATEMENTS

The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. All statements regarding our expected future financial condition, revenues or revenue growth, projected costs or cost savings, cash flows and future cash obligations, dividends, capital expenditures, business strategy, competitive position, growth opportunities for existing products or products under development, and objectives of management are forward-looking statements that involve certain risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report in the section titled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (SEC) filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report.

PART I

Item 1.	Description of Business

Overview

We provide long-term antimicrobial protection on exposed surfaces. We are focused on providing mold prevention services to builders of single and multi-family homes, as well as infection control services designed to eliminate and control the existence of harmful microbes on surfaces within health care facilities and other institutions. To date, we have provided our mold prevention service to over 500 national and regional single and multi-family home builders through 16 service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex, Inc., regional home builders such as Issa Homes, Inc. and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc. In October 2006, we established AMG Scientific, LLC as a wholly owned subsidiary. AMG Scientific, LLC, is focused on delivering long-term antimicrobial infection control services to health care facilities and large institutions in an effort to provide an additional intervention safety net in the fight against hospital acquired infections. Through our wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), we also provide termite control services.

Our strategy is to continue to grow sales and reach operating profitability by being the leader in antimicrobial surface treatments. To accomplish this goal we plan to continue to expand our sales of mold prevention services to new regions with a focus on the areas of the country that have higher concentrations of new construction and on builders who are constructing multi-family units. We also plan to assist large organizations, institutions and government facility managers in combating the growing problem of surface transmitted infectious diseases. Through AMG Scientific, LLC, we intend to broaden our available market for surface treatment aimed at infection control. We intend to utilize our existing service center capabilities to deploy our interior infection control services. Where we open new service centers and how many we will open will depend on a number of factors, including existing customer demand, the strength of the new housing market in a particular region, the extent to which mold may or may not be a problem in a particular region, the demand for interior infection control surface treatment and the availability of capital and other opportunities. In our experience, a new service center usually does not become cash flow positive until it has been operating for at least eight months and it does not become profitable until it has been operating for approximately one year. As a result, an aggressive expansion program would adversely affect our financial performance. On the other hand, we believe that an aggressive expansion policy would enable us to achieve our goal of capturing a larger market share relatively quickly in advance of our existing and potential competitors. The challenge we face is balancing our goals of achieving profitability as soon as possible, capturing market share and timely adoption of our surface application by large institutions.

Although our business continues to grow, we continue to lose money on an operating and cash flow basis. One of the reasons that we have yet to be cash flow positive and profitable is because we continue to invest in our business by expanding our sales and marketing capability while also opening new regions and service centers. Additionally, our costs have increased as a result of becoming a public company and our sales were affected by the decline in the rate of growth of the new home construction industry in 2006. Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for services relating to mold prevention and infection control interior surface treatment. In addition, we believe public awareness of health risk associated with mold contamination, particularly in the aftermath of Hurricanes Katrina, Rita and Wilma, the growth in mold-related insurance claims and litigation and the high cost of mold remediation and public awareness of the dangers of hospital acquired infections will contribute to our growth. On the other hand, higher interest rates, higher building costs, increasing levels of inventory in the housing construction industry, the general decline in the rate of growth of the new home construction industry, and delays in health care facilities adopting our infection control interior surface treatment services could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs.

On May 2, 2006, we completed an initial public offering (IPO) of 1,350,000 units, at a per unit price of $13.00. Each unit consisted of two shares of our common stock, two Class A Warrants and two Class B Warrants. On May 23, 2006, the representative of the several underwriters exercised an over-allotment option granted to the several underwriters in connection with the IPO and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the over-allotment option again and purchased 100,000 shares of common stock, 100,000 Class A Warrants and 100,000 Class B Warrants. The total gross proceeds from the IPO were approximately $19.5 million. We realized aggregate net proceeds of approximately $16.6 million.

Prior to our IPO, lack of sufficient capital had prevented us from aggressively marketing our mold prevention services. Marketing is an important part of our business plan because builders need to be persuaded to make our mold prevention services standard line items in their budgets. The lack of capital had a negative margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. The additional capital, provided through our IPO, has allowed us to implement operational improvement programs that we believe will continue to lead to higher gross profit margins. We also believe that the capital raised in our IPO will continue to allow us to increase sales and marketing resources in our existing regions, as well as expand into new regions.

Our Business

Our business is providing antimicrobial surface protection services to the new construction industry and to health care facilities and other large institutions. We believe that our service can assist in protecting assets and saving lives. In the new construction market we offer mold prevention services. Our mold prevention services consists of removing existing mold spores from wood and other building materials used in residential construction and preventing future mold growth on these materials by coating them with an antimicrobial solution. Mold growth requires mold spores, a food source (e.g. wood) and moisture. Mold is ubiquitous and present in every residential home. As a result, builders, engineers and architects have traditionally dedicated their mold prevention efforts to developing sealed structures to prevent water or moisture from seeping into areas where mold spores already exist. However, that approach does not work due to one or more of the following factors: design defects, engineering defects and living habits. From an engineering standpoint, it is impossible to design a building that is 100% waterproof. This is because (i) all structures are exposed to climatic elements including rain, sleet, snow and humidity, (ii) all residential homes have water pipes that run behind walls that can leak or even rupture, and moisture is also created when warm air passes over pipes carrying cold water, resulting in condensation and (iii) the trend towards energy conservation that began in the 1970’s has resulted in structures where moisture that gets trapped behind walls typically has little or no opportunity to evaporate.

We take a novel approach to mold prevention. We have developed an environmentally-friendly three-step process that removes all visible mold growth from exposed building surfaces and applies an antimicrobial coating that prevents future mold growth. First, we use a soda blasting technique to remove all traces of mold contamination on all exposed building surfaces, whether wood, metal or concrete. Second, we clean the entire area to remove all residue of the soda, contaminants and debris that may have been left by other subcontractors. Finally, we apply our antimicrobial agent to all exposed surface areas contracted by the builder.

We use two products in our process: baking soda for mold removal and an antimicrobial agent for mold growth prevention. Currently, we use an antimicrobial product manufactured in the United States exclusively for our use, which is a silicone-based product that is odorless and colorless. When applied, it bonds to a surface to prevent mold growth. A surface treated with this antimicrobial agent acts like a “bed of nails” to microbes, rupturing microbial membranes on contact. The chemistry underlying the antimicrobial agent we use, which has been in existence for over 30 years, is non-toxic, environmentally safe and provides long-term efficacy against microbial growth. It has been certified by BuildingGreen, Inc. as a “green” product. To date, we have focused our mold prevention services on the residential segment of the construction industry. This segment includes multi-family construction, single family construction and custom built homes. We have targeted this segment initially because of its size and growth, the high frequency of mold contamination in these structures and the high profile in the media of mold contamination in residential housing. We have provided our services to over 500 national and regional single and multi-family home builders, including Lennar Corporation, DR Horton, Inc., Centex Corporation, Issa Homes, Inc., Lenox Homes, Global Construction Company, LLC, Hanover R.S. Limited Partnership, Bosa Development and Opus West Construction, Inc. The reaction among our clients has been positive, and we continue to generate repeat business from these builders. We currently operate 16 service centers in five states — California, Florida, Louisiana, Mississippi and Texas. We have also performed our service for builders in the Carolinas, Virginia, Maryland, Massachusetts and New Jersey. We recently announced a sales presence in the Carolinas and we have plans to expand into strategically selected markets throughout the United States. We are not aware of any other company that has a plan, like we do, for a national roll-out of sales and service centers to provide mold prevention services to the construction industry.

Our fees for mold prevention vary from region to region and from project to project. The factors that we use to determine the prices we charge for our services include some or all of the following: (i) the size of the project; (ii) the region; (iii) the proximity to a service center; (iv) the type of construction (e.g., single or multi-family); (v) the areas of the structure to be treated; (vi) the construction materials that are being treated; and (vii) the customer.

In October 2006, we established AMG Scientific, LLC as a wholly owned subsidiary. AMG Scientific, LLC, is focused on providing long-term antimicrobial infection control on surfaces to health care facilities and large institutions in an effort to provide an additional intervention safety net in the fight against hospital acquired infections. Our infection control services typically consists of (i) pre-surface testing to measure bacterial and virus counts, (ii) containing the surface area to be treated, (iii) disinfecting surfaces including walls , floors etc., (iv) applying an antimicrobial coating, (v) deploying air scrubbers and humidifiers and (vi) post-surface testing to measure bacterial and virus counts. Our plan is to utilize our current mold prevention service center personnel and administrative infrastructure to support our infection control business.

We believe that our success in the infection control market depends on our ability to provide customers with a “best of breed” service and technology for surface sterility. We believe that one of the predominant users of our infection control services will be hospitals and other medical institutions. Success in selling our infection control services to hospitals and other medical institutions is dependant on our ability to understand and communicate medical terminology as well as to understand hospital operations. As such, we have retained two full-time medical doctors to serve as President and Chief Science Officer of AMG Scientific, LLC. Both doctors are involved in the selling and marketing of our infection control services to health care institutions.

Our infection control service fees vary from project to project. The factors that we use to determine the prices we charge for our services include some or all of the following: (i) the size of the project; (ii) the areas to be treated; (iii) the term of the contract for services; and (iv) the customer.

As of March 1, 2007, we have serviced surgery and physical therapy centers in Maryland and New Jersey. We are currently in discussions with several health care facilities to initiate application of our infection control services. While there can be no guarantee that these institutions will adopt our services, we are encouraged by the interest exhibited to date by these institutions.

Our Strategy

Our primary objective is to dominate the emerging mold prevention services industry and the infection control market. The key elements of our strategy include the following:

Maximize first mover advantage. In the mold prevention area, we plan to continue to aggressively pursue direct sales nationally with a focus on multi-family builders. We are selectively targeting an outcome based trial at a leading medical institution for our application of our infection control surface protection service.

Enhance our existing strategic relationships and develop new ones. In the mold prevention area our strategy is to market our services directly to builders. We have established relationships with a number of major national and regional home builders in the United States, designating us a “preferred provider” of mold prevention services. These relationships are significant because we believe they create a barrier to entry, and we can leverage off of these relationships when we establish new service centers. In the infection control market we are focused on establishing a strategic partnership with a major medical institution for our surface protection service. We believe this type of relationship will be a credible sales and marketing tool with other institutions nationally.

Expand into new regions and markets. We have identified potential new regions for expansion of our mold prevention services based on factors such as the number of housing starts, the prevalence of mold and customers. We will also expand into new markets in response to demand from existing customers. Finally, we will react quickly to new opportunities arising as a result of unforeseen events. For example, in October 2005, in response to the devastation caused by Hurricane Katrina August 2005, we expanded into New Orleans.

Build brand identity. We will continue to build the brand identity of “Mold Guard” and “Protection Plus” through a comprehensive sales and marketing campaign.

Create industry demand. We plan to educate lenders, builders, contractors, insurance companies, engineers, architects and the general public on the health risks and the legal ramifications associated with mold exposure, as well as on the value of our services. We also plan to educate health care administrators, infectious disease directors and facility managers about the benefits of surface sterility in the fight against hospital acquired infections and disease transmission.

Expand our service offerings. In February 2005 we acquired Trust One. With this acquisition we became a licensed pesticide operator in California. We are also licensed as a pesticide operator in the states of Texas and Louisiana. Through Trust One, we offer termite control services in California. In October 2006, we expanded our service offerings with the creation of AMG Scientific, LLC. This organization offers antimicrobial infection control surface treatment to medical facilities and other large institutions.

Expand into new market segments. Other market segments that we expect to expand our mold prevention and infection control services to include; schools, nursing homes, cruise ships and governmental facilities, such as courthouses, prisons and military bases.

Sales and Marketing

Historically, our marketing efforts in the mold prevention area have targeted builders, primarily because they make the decision whether or not to use our services. We usually contact builders directly, either by calling them or by sending them marketing materials. We intend to expand our mold prevention marketing activities by targeting other decision influencers such as lenders, insurance companies, architects and engineers. Although mold prevention is generally not required by insurance companies, lenders or even legislatures, we believe that as the economic cost of mold contamination becomes more apparent, the decision making process will be taken out of the hands of the builders. U.S. Department of Housing and Urban Development (“HUD”), the largest home lender in the country, now requires a certificate that property is mold-free before it will lend against the property.

Regional multi-family builders are an important segment for us as they comprise the majority of the market. We utilize a direct sales force to call on regional builder contacts. Contacts are identified and approached through referral selling, direct mail and direct phone contact from our sales force. We utilize both internal and external sales representatives in our direct sales teams. Direct sales efforts are directly supervised by our regional general managers in California, the Carolinas, Florida, the Gulf region and Texas. In 2006, we established a national multi-family sales team. This team performs direct sales to multi-family builders on a national basis.

In our infection control segment, we utilize a direct sales and marketing approach to medical institution CEO’s, administrators, infectious disease directors and facility managers. Our sales team is comprised of medical doctors and sales professionals. We market our services through direct contact and medical conferences.

Overall our sales and marketing staff includes our vice president of sales, regional sales personnel and two medical doctors. In the mold prevention area our goal is to expand our existing relationships with builders and develop new relationships with other national and regional builders and other trades and professions servicing the construction industry. In the infection control area we intend to sell and market our infection control surface treatment services to health care facilities, cruise ships and other large institutions, nationally. In both areas, we will continue to use our current strategies, which include direct selling, mailing and participation in trade shows and conventions.

Competition

The market for antimicrobial surface protection services is relatively new. There is currently no dominant market leader in the mold prevention or infection control surface treatment industry. We believe significant business opportunities exist in these markets. We believe we are in a first-to-market leadership position, and we plan to use this advantage to promote mold prevention and infection control prevention services. As the market for antimicrobial surface protection services expand, we expect that competition will increase.

Our principal competitors include companies currently manufacturing antimicrobial surface coatings that depend on third party applicators for distribution and sales. These types of companies include Fosters, Inc., Envirocare and Nisus Corporation, all of which are chemical manufacturers. Other potential competitors include pest control companies and other construction industry trades. We believe that we have a strategic advantage over these competitors because (a) of our low cost structure and efficient operations; (b) of our ability to service customers out of our company-owned and operated service centers (as opposed to third party applicators) and (c) we are not tied to a specific prevention technology, enabling us to always provide the “best of breed” services to our customers.

We believe that builders and health care facility managers will opt to use our services for the following reasons:

•

Our services are performed by our specially trained work crews who utilize repeatable processes. Most of our competitors tend to be chemical companies who are trying to sell one of their products. These companies usually hire third party applicators, which are likely to use unskilled labor for the task.

•

We offer a comprehensive service that includes removing existing microbes from a structure or surface, applying an antimicrobial solution and cleaning up a site. The chemical companies who are our chief competitors only offer the antimicrobial application.

•

We believe that our antimicrobial agent is more effective than any other antimicrobial product available on the market. Ours is a silicone-based product that adheres to the surface to which it is applied. It does not wear off and cannot be removed except with caustic agents or by friction. Our product results in a “physical” kill as opposed to a “chemical” kill, which means the microbes cannot develop immunity against the antimicrobial agent.

•

We offer our mold prevention customers a warranty that extends for the entire period of the “statute of repose” — i.e., the period during which builders have continuing liability under state law for defects in a structure. In California and Texas, the statute of repose is 10 years; in Florida it is 15 years; in Louisiana it is five years and in Mississippi it is six years. Under our warranty, we will remediate, at our own expense, any mold contamination that develops on any surface that we treat. The warranty also covers personal injury from mold contamination. This portion of the warranty is backed by our General Liability Policy with Evanston Insurance, rated A by A.M. Best, which has a pollution liability mold give back provision. This provision covers property damage and personal injury resulting from mold contamination on any surface we treat. The policy limits are $3 million per occurrence with a $3 million product aggregate.

Research and Development

In June 2006, the Company initiated a research agreement with Retroscreen Virology Limited in London, England to determine the virucidal efficacy of an antimicrobial agent against various viruses. A study was initiated, but it was determined that an inappropriate method was utilized to conduct the virucidal efficacy test. Management decided that further investment in testing was not in the company’s best financial interest. A total of $48,480 was spent on the study. The agreement was terminated by both parties on February 13, 2007.

Intellectual Property

At the present time, we do not own any patents, trademarks or copyrights that are material to our business. We do believe that our methodology is proprietary but we have no means of protecting it other than through non-disclosure and non-compete agreements. While we try to have our executive and management level employees sign such agreements, we are not always successful and none of our hourly employees have signed such agreements. Even in those cases where we are successful in obtaining non-compete and non-disclosure agreements, it may be difficult, if not impossible, for us to enforce our rights. We have the exclusive rights to the antimicrobial agent that we use, and we believe it is the most effective antimicrobial agent available today. However, we do not own the patents on that agent, and even if we did, the patents have expired. As a result, there are virtually no barriers to entry in the antimicrobial surface treatment services industry, and we are susceptible to competition from any number of sources including chemical companies, pest control companies and other trades that provide services to the construction and health-care industry.

Government Regulation

A number of states have enacted or are considering the adoption of legislation providing for the convening of task forces, usually comprised of health officers, health and medical experts, mold abatement experts, affected consumers and representatives of affected industries to conduct feasibility studies concerning permissible exposure limits to mold in indoor environments and to advise and, if appropriate, develop objective standards for the assessment and remediation of indoor mold.

In addition, some states, including Florida, Illinois, Louisiana, Oklahoma, Texas and Wisconsin, have enacted laws requiring the registration, licensure or certification of mold remediation and abatement contractors. These laws generally provide for the appropriate state regulatory authority to establish training and eligibility requirements and application procedures for the registration, certification or licensure of applicants, provide guidelines for disciplinary action and penalties for violations of these guidelines, including modification, suspension or revocation of a registration, certification or license. In other instances, particularly California and Louisiana, states require a pest control operator’s license or a contractor’s license for mold prevention service companies. We believe we have all the necessary qualifications, licenses, permits and certificates required by the states in which we are operating.

At the federal level, Representative John Conyers of Michigan has introduced a bill entitled “The United States Toxic Mold Safety and Protection Act.” This bill, if enacted into law, would direct the U.S. Environmental Protection Agency (EPA) and HUD, respectively, to establish guidelines that identify conditions that facilitate indoor mold growth and measures that can be implemented to prevent such growth. The guidelines would also address mold inspection, testing and remediation. The bill also requests EPA and HUD to establish guidelines for certifying mold inspectors and remediators.

On February 8, 2006, the Deficit Reduction Omnibus Reconciliation Act of 2005 (the “DRA”) became public law. The DRA is an omnibus law that addresses issues ranging from energy to agriculture. A significant aspect of the DRA is its embodiment of the federal government’s expanded role in setting performance goals and inducing hospitals to eliminate hospital-acquired infections. More specifically, Section 5001 of the DRA makes changes to certain facets of the Medicare and Medicaid programs so that beginning in October 2008, such programs provide incentives to reduce hospital-acquired infection rates by paying hospitals for conditions without complications, instead of a higher rate for conditions with complications when the hospital fails to prevent specified types of hospital-associated infections.

Employees

As of December 31, 2006, we had 106 full-time employees, including 42 hourly and 64 salaried employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Company Website

Our primary website can be found at www.americanmoldguard.com. We make available free of charge at this website (under the “Investor Relations — SEC Filings” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the committee charters for our Audit, Compensation, and Nominating and Corporate Governance Committees, as well as the Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution.

Item 2.	Description of Property

Our corporate headquarters is located in approximately 2,700 square feet of office space in San Juan Capistrano, California. We occupy this facility under a month to month lease. Our current facility is inadequate to meet our needs for the foreseeable future. On January 24, 2007, we entered into an office lease agreement (the “Lease”) with Mitchell Land and Improvement Company, Inc. (the “Landlord”) pursuant to which the Company will lease approximately 4,500 square feet of office space in the building known as Capistrano Plaza, 30270 Rancho Viejo Road, Suite C and E, San Juan Capistrano, California 92675 (the “Leased Premises”). We will be relocating our corporate headquarters to the Leased Premises. The Lease term commences 30 days from the date the Leased Premises is tendered to us with a targeted commencement date of May 1, 2007. The Lease term has an initial term of three years.

In addition to our corporate headquarters, we currently lease office and warehouse space in California in the following cities: Anaheim, Fresno, Visalia, Rancho Cordova, Martinez, San Jose and Modesto. Additionally we lease warehouse and office space in Tampa and Orlando, Florida, Houston, Texas, Biloxi, Mississippi and New Orleans, Louisiana.

Item 3.	Legal Proceedings

On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has commenced in this matter. We believe that the third party complaint filed against us by Mr. Rodriguez and SmartProperties is without merit and we intend to defend the litigation vigorously. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

On May 2, 2006, we completed our IPO of units comprised of two shares of our Common stock, two class A warrants and two class B warrants (the “Units”). The Units began trading on the Nasdaq Capital Market under the symbol AMGIU. The Units opened at a price of $13.00 and traded as units until May 25, 2006. The trading range during this period was a high of $13.94 and a low of $12.65. On May 26, 2006 the Units split into two shares of common stock under the symbol AMGI, two Class A warrants under the symbol AMGIW and two Class B warrants under the symbol AMGIZ. The split of the Units into two shares of common stock and two shares of Class A and B warrants resulted in a corresponding adjustment of the opening price of the common stock and warrants on May 26, 2006. Once trading began on May 26, 2006, the Units ceased trading.

Our Common stock has traded on the Nasdaq Capital Market under the symbol AMGI since May 26, 2006. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq Capital Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2006	High	Low
Second Quarter (From May 26, 2006)	$5.15	$3.60
Third Quarter	$4.30	$2.10
Fourth Quarter	$2.75	$2.23

Holders

As of March 16, 2007, there were approximately 92 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

In April 2003, our shareholders approved and ratified the American Mold Guard, Inc. Equity Incentive Plan (the “Equity Incentive Plan”), the purpose of which is to attract and retain the personnel necessary for our success. The Equity Incentive Plan gives our board of directors the ability to provide incentives through grants of shares of our common stock, stock options and restricted stock awards to our full-time employees, consultants and directors. A total of 425,155 shares of common stock are reserved for issuance under the plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
	(A)	(B)	(C)
Equity compensation plans approved by security holders	272,808	$4.52	122,347
Equity compensation plans not approved by security holders	—	—	—

Total	272,808	$4.52	122,347

Use of Proceeds from Registered Securities

On May 2, 2006, we completed an IPO of 1,350,000 Units, at a price per Unit of $13.00 pursuant to a registration statement on Form SB-2 (Registration No. 333-130889) which the SEC declared effective on April 26, 2006. On May 23, 2006, the representative of the several underwriters exercised an over-allotment option granted to the several underwriters in connection with the IPO and purchased an additional 100,000 Units. On June 7, 2006, the representative of the several underwriters exercised the over-allotment option again and purchased 100,000 shares of common stock, 100,000 Class A warrants and 100,000 Class B warrants. The total gross proceeds from our IPO were approximately $19.5 million, and we realized aggregate net proceeds of approximately $16.6 million.

The net proceeds used through December 31, 2006 were as follows:

Repayment of debt	$5,095,529
Region expansion and new service centers	687,594
Sales and marketing	815,150
Public company costs	731,403
Capital expenditures	565,854
Deferred compensation and severance	1,026,487
Restricted cash	752,653
Working capital	2,370,440

Total	$12,045,110

We anticipate that we will use the remaining net proceeds of $4,554,890 from the IPO for sales, marketing, service center and regional expansion as well as other working capital requirements.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this annual report on Form 10-KSB (this Annual Report). Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We provide antimicrobial surface treatment services to builders of single and multi-family homes and to health care facilities and other large institutions. To date, we have provided our service to over 500 national and regional single and multi-family home builders through 16 service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc.

Although our business continues to grow, we continue to lose money on an operating and cash flow basis. One of the reasons that we have yet to be cash flow positive and profitable is because we continue to invest in our business by expanding our sales and marketing capability while also opening new regions and service centers. Additionally, our costs of operating as a public company have increased and our sales were affected by the decline in the rate of growth of the new home construction industry in 2006.

Our strategy is to continue to grow sales and reach operating profitability by being the leader in anti microbial surface treatments. To accomplish this goal we plan to continue to enter new regions and establish new service centers throughout the country for our mold prevention services. We also plan to assist large organizations, institutions and government facility managers in combating the occurrence of harmful microbes on interior surfaces. Through the formation of our wholly owned subsidiary, AMG Scientific, LLC, we intend to broaden our available market for treating interior surfaces for the purpose of providing infection control. The challenge that we face in our infection control business is timely adoption of our infection control treatment application by large institutions and balancing our goals of achieving profitability. We intend to utilize our existing service center capabilities to deploy our surface interior treatment services.

Where we open new service centers and how many we will open will depend on a number of factors, including existing customer demand, the strength of the new housing market in a particular region, the extent to which mold may or may not be a problem in a particular region, the demand for infection control interior surface treatment and the availability of capital and other opportunities. In our experience, a new service center usually does not become cash flow positive until it has been operating for at least eight months and it does not become profitable until it has been operating for approximately one year. As a result, an aggressive expansion program would adversely affect our financial performance. On the other hand, we believe that an aggressive expansion policy would enable us to achieve our goal of capturing a larger market share relatively quickly in advance of our existing and potential competitors. We believe that an overall prevailing challenge for us presently is balancing our goals of achieving profitability as soon as possible and capturing market share.

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for services relating to mold prevention and infection control interior surface treatment. In addition, we believe public awareness of health risk associated with mold contamination, particularly in the aftermath of Hurricanes Katrina, Rita and Wilma, the growth in mold-related insurance claims and litigation and the high cost of mold remediation and public awareness of the dangers of hospital acquired infections will contribute to our growth. On the other hand, higher interest rates, higher building costs, increasing levels of inventory in the housing construction industry, the general decline in the rate of growth of the new home construction industry and delays in health care facilities adopting our infection control interior surface treatment services could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through favorable pricing conditions in strategic markets and through continued efforts to control costs.

Lack of sufficient capital prior to our IPO had prevented us from aggressively marketing our services. Marketing is an important part of our business plan because customers need to be persuaded to make our mold prevention and infection control surface treatment services standard line items in their budgets. The lack of capital available to us prior to our IPO had a negative gross margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. The additional capital provided through our IPO has allowed us to implement operational improvement programs that have led to higher gross margins. We expect that as our sales grow, our gross margins will also expand.

We measure our business using both financial and other operating metrics. The financial metrics include revenue, gross margin, operating expenses and income from continuing operations. The operating metrics include new sales order activity, service schedule, material usage and crew productivity.

New Sales Activity. With this metric we measure the level of new customer commitments in terms of new clients and dollar value of sales. We use this metric to gauge the effectiveness of our sales efforts. The data is gathered by sales representatives, by region and by month. We monitor new sales activity between project type: (single-family versus multi-family). We also analyze new sales based on regional builders’ and national builders’ activity.

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

Crew Productivity. This measure focuses on our cost of service. We have planning standards for each region that we use to plan crew labor requirements. Measuring productivity (how many square feet of space are treated in a day) allows us to analyze the effectiveness of our labor force and crew leaders. Anticipated productivity by project also is a determining factor in project pricing. Again, the productivity levels vary depending on the type of project (single-family versus multi-family versus type of health care facility and other institutions), the climate conditions, the training level and the experience of the crew and the amount of contamination to be removed from the project.

Critical Accounting Policies

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed. The amount of the service and contract value is determinable and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. We do not require collateral on our accounts receivable.

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be business. SFAS No. 144 also modifies the accounting and disclosure rules or discontinued operations. We did not note any indicators of impairment during the years ended December 31, 2006 and 2005.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $85,486 at December 31, 2006.

Income Taxes

We account for income taxes in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for the expected tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. In accordance with this transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $123,190.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our Consolidated Statement of Operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in our Consolidated Statements of Operations for the years indicated:

Fiscal 2006 Compared to Fiscal 2005

	Year Ended December 31,		Increase (Decrease)	% Change
	2006	2005
Revenue	$9,425,307	$5,832,585	$3,592,722	61.6%
Cost of revenue	5,364,534	4,758,610	605,924	12.7%

Gross margin	4,060,773	1,073,975	2,986,798	278.1%
Selling, general and administrative expenses	9,153,207	5,659,101	3,494,106	61.7%

Loss from operations	(5,092,434)	(4,585,126)	(507,308)	11.1%
Interest income (expense)	(2,478,686)	(1,345,051)	1,133,635	84.3%

Loss before provision for income taxes	(7,571,120)	(5,930,177)	1,640,943	27.7%
Provision for income taxes	908	1,900	(992)	52.2%

Net loss	$(7,572,028)	$(5,932,077)	$1,639,951	27.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Total revenues for 2006 were $9,425,307 compared to $5,832,585 in 2005, an increase of $3,592,722 or 61.6%. The increase in revenue is attributable to increased market penetration through the expansion of regions and service centers as well as a price increase enacted in the beginning of 2006.

Revenue growth for 2006 compared to 2005 by region is summarized below:

Region	Year Ended December 31, 2006	Percentage of Revenue	Year Ended December 31, 2005	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$4,805,432	51.0%	$3,216,829	55.2%	$1,588,603	49.4%
Florida	1,666,617	17.7%	1,512,670	25.9%	153,947	10.2%
Gulf	2,617,760	27.8%	241,506	4.1%	2,376,254	983.9%
Midwest	94,233	0.9%	557,694	9.6%	(463,461)	(83.1%)
Other	241,265	2.6%	303,886	5.2%	(62,621)	(20.6%)

Total	$9,425,307	100.0%	$5,832,585	100.0%	$3,592,722	61.6%

Revenue in the California region for 2006 was $4,805,432 compared to $3,216,829 in 2005, an increase of $1,588,603 or 49.4%. The increase is the result of the expansion of service centers, increases in pricing enacted in the beginning of the year and an increase in multi-family and single family projects.

Revenue in the Florida region for 2006 was $1,666,617 compared to $1,512,670 in 2005, an increase of $153,947 or 10.2%. The increase is attributable to the expansion of our services throughout the state despite the construction slow down in 2006.

Revenue in the Gulf region for 2006 was $2,617,760 compared to $241,506 in 2005, an increase of $2,376,254 or 983.9%. The increase was primarily attributable to our expansion into New Orleans in October 2005 following Hurricane Katrina.

Revenue in the Midwest region for 2006 was $94,233 compared to $557,694 in 2005, a decrease of $463,461 or 83.1%. This decrease was attributable to focusing our selling efforts in the Gulf region. In the third quarter of 2006, we began the process of refocusing our sales and marketing efforts in the Houston, Dallas, Austin and San Antonio areas.

Other region revenue comprises projects serviced outside of existing regions, where we do not currently have service centers established. Other revenue for 2006 was $241,265 compared to $303,886 in 2005, a decrease of $62,621 or 20.6%. The 2006 other region revenue was derived from the completion of three multi-family projects in New Jersey and Maryland in the first quarter of 2006. In the third of quarter of 2006, we also completed a project in Massachusetts. In the fourth quarter of 2006 we completed a project in South Carolina. In 2005 other region revenue was derived from the completion of four multi-family projects in Missouri, Maryland, New Jersey and North Carolina.

We also analyze revenue based on type of construction treated. Revenue associated with national builder projects for 2006 was $2,326,255 compared to $1,456,623 in 2005, an increase of $869,632 or 59.7%. This increase was attributable to an expansion of our services to national multi-family builders in existing and new regions as well as a price increase enacted in 2006. Revenue associated with single family construction for 2006 was $5,100,492 compared to $2,663,080 in 2005, an increase of $2,437,412 or 91.5%. The increase was primarily attributable to the expansion into the Gulf region in 2006. Revenue associated with multi-family construction for 2006 was $1,998,560 compared to $1,712,882 in 2005, an increase of $285,678 or 16.7%. This rise was attributable to increased multi-family sales to California customers.

Cost of Revenue

Year Ended December 31, 2006	Percent of revenues	Year Ended December 31, 2005	Percent of Revenues	Increase (Decrease)
$5,364,534	56.9%	$4,758,610	81.6%	$605,924

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for 2006 was $5,364,534 compared to $4,758,610 in 2005, an increase of $605,924 or 12.7%. The increase was a result of additional labor costs associated with new sales and the added costs associated with service center expansion. As a percentage of revenue, 2006 costs of sales decreased by 24.7% verses 2005 due to productivity improvements, lower material costs, leased verses rental equipment and a price increase enacted in the beginning of 2006.

Raw material costs have decreased as a percentage of revenue from 17.9% for 2005 to 11.6% for 2006. This decrease is attributable to increased pricing on new construction services and an increase in the Gulf region business, which has a lower material cost as a percentage of revenue and an overall material cost price reduction that was negotiated in the third quarter of 2006.

Direct labor cost as a percentage of revenue decreased from 41.4% for 2005 to 28.9% for 2006. The decrease is primarily a result of improved labor utilization on higher sales volume and from acquiring our own national workman’s compensation insurance policy.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 22.2% for 2005 to 16.1% for 2006. The decrease is primarily a result of our decision in the third quarter of 2006 to purchase equipment that had previously been rented.

Selling, General and Administrative Costs

Year Ended December 31, 2006	Percent of Revenues	Year Ended December 31, 2005	Percent of Revenues	Increase (Decrease)
$9,153,207	97.1%	$5,659,101	97.0%	$3,494,106

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. Selling, general and administrative costs for 2006 were $9,153,207 compared to $5,659,101 in 2005, an increase of $3,494,106 or 61.7%. The increase is primarily attributable to investments in region, service center and corporate infrastructure which increased $1,421,307 or 45%, regional and brand marketing which increased $849,278 or 298%, and the added cost of being a public company which increased $349,797 or 100%. The investment in region, service center and corporate infrastructure was driven by the addition of five new service centers and the Midwest region as well as key management hires such as a CFO, Human Resources Director, Marketing Director and Director of IT. The investment in regional and brand marketing increased in support of trade shows, marketing materials to support the sales staff, branding of company equipment and our investment in Gulf region advertising after Hurricane Katrina. As a result of our IPO we experienced an increase in legal and accounting costs. Further as a result of our IPO, we began incurring costs associated with compensating our board of directors, establishing an investor relations program and meeting listing and filing fee obligations. As a percentage of revenue, selling, general and administrative costs increased from 97.0% for 2005 to 97.1% for 2006.

Interest Expense, Net of Interest Income

Year Ended December 31, 2006	Percent of Revenues	Year Ended December 31, 2005	Percent of Revenues	Increase (Decrease)
$ (2,478,686)	26.3%	$(1,345,051)	23.1%	$1,133,635

Net interest expense, for 2006 was $2,478,686 compared to $1,345,051 in 2005, an increase of $1,133,635 or 84.6%. The increase is directly attributable to the increase in debt financing in the first six months of 2006. On completion of our IPO we retired debt with the exception of a capital lease line of credit. At December 31, 2006, we were debt free with the exception of a lease line of credit. We earned interest income of $204,580 from cash investments during 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. On May 2, 2006, we completed an IPO of 1,350,000 Units at a price of $13.00. On May 23, 2006, the representative of the several underwriters of our IPO exercised an over-allotments opinion granted to the several underwriters in connection with the IPO and purchased an additional 100,000 Units. On June 7, 2006, the representative of the several underwriters exercised the over-allotment option again and purchased 100,000 shares of common stock, 100,000 Class A warrants and 100,000 Class B warrants. The total gross proceeds from our IPO were approximately $19.5 million, and we realized aggregate net proceeds of approximately $16.6 million. As discussed in our IPO prospectus, significant amounts of the new proceeds of the offering were used to repay debt and for working capital purpose.

As of December 31, 2006, cash and cash equivalents were $4,554,890 compared to $67,782 as of December 31, 2005, an increase of $4,487,108, primarily resulting from proceeds received from our IPO. We have two certificates of deposit totaling $752,653, including interest, which serve as collateral for credit balances created under our lease line of credit and business credit card. As of December 31, 2006, our working capital was $4,337,240 compared to a working capital deficit of $4,918,444 as of December 31, 2005. This represents an increase in working capital of $9,255,684 primarily resulting from proceeds received from our IPO, offset by payment of the remaining short-term debt and payment of aged accounts payables and accrued payroll related expenses.

Net cash used by operating activities was $7,083,246 and $2,532,108 for 2006 and 2005, respectively. The $4,551,138 increase in net cash used for operating activities was primarily attributable to higher costs associated with being a public company, investments in new regions and service centers and marketing of our brand and product offset by improvements in gross margin due to material costs reductions, equipment lease verses rent and labor productivity activities that were implemented throughout 2006. Gross margin improved to $4,060,773 or 43.1% of net revenue for the year ended December 31, 2006 as compared to $1,073,975 or 18.4% of net revenue for the year ended December 31, 2005.

Changes in Working Capital

During the year ended December 31, 2006, our working capital increased from a deficit of $4,918,444 as of December 31, 2005 to $4,337,240 or an increase of $9,255,684. The principal reasons for the increase in working capital were as follows:

•	Cash increased by $4,487,108 primarily as a result of proceeds remaining from those received from our IPO.

•	Long and short-term notes payable decreased by $3,965,075 as a result of paying off debt with the proceeds from our IPO.

•	Deferred offering costs decreased by $620,882 as the result of netting these costs against the proceeds from our IPO.

•	Accrued payroll related expenses decreased $1,026,487 as funds from our IPO were used to pay payroll related expenses.

•	Deposits increased by $293,092 as the result of down payments on workers compensation and auto insurance.

•	Accrued interest decreased by $372,326 as funds from our IPO were used to pay off debt and the associated accrued interest.

•	Accounts payable decreased by $758,129 as proceeds from our IPO were used to pay aged payables.

•	Inventories increased by $87,308 as the result of purchasing truck loads of soda.

Plans for additional capital

Our top financial priorities for 2007 are to drive revenue growth and increase gross margins while holding flat or driving down selling, general and administrative costs as compared to the second half of 2006. Execution of this plan should provide sufficient operating cash in 2007. Significant orders in our infection control business would necessitate increased capital to fund the growth and we are prepared to seek capital as the business develops. Management is also prepared to seek additional sources of funding should there be a delay in the rate of mold prevention sales growth. There is no assurance that such additional funding will be available on terms acceptable to the Company if at all.

Aggregate Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2006:

Contractual Obligations	Total	2007	2008	2009	2010	Thereafter
Operating leases	$1,213,390	$564,657	$455,114	$191,592	$2,027	$—
Equipment financing	701,823	188,549	190,049	190,049	131,676	1,500

Minimum commitment	$1,915,213	$753,206	$645,163	$381,641	$133,703	$1,500

Leased property and equipment consisted of the following as of:

December 31, 2006
Field equipment and vehicles	$673,233
Office furniture and fixtures	38,349
Accumulated depreciation	(80,136)

Property and equipment, net	$631,446

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-KSB. The risks and uncertainties described below are not the only ones we face. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our securities.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through December 31, 2006. At December 31, 2006, we had cumulative net losses of $18.0 million and working capital of $4.3 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. Our growth strategy is to increase our markets and our market share by adding new service centers and sales professionals and by opening more regions. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

Our future success depends on broad market acceptance of mold prevention services and antimicrobial infection control services, which may not happen, and therefore we may never achieve profitability.

The market for mold prevention and antimicrobial infection control services is relatively new. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, mold prevention and antimicrobial surface infection control services is highly uncertain. Currently, mold prevention services are not required by local building codes or the insurance industry, making it even more difficult for us to market our services. In order to be successful, we must educate property owners, builders and the public about the importance of mold prevention. We believe that one of the major obstacles we face in marketing our mold prevention services is the lack of knowledge of the importance of maintaining indoor environments mold-free. We spend a considerable amount of time educating property owners, builders, contractors and the general public on the health risks associated with mold exposure and the value of our services. We can provide no assurances that these efforts will be successful or result in increased revenue. Our success also depends on builders allocating a portion of their construction budget for problem avoidance. In the event that builders do not have funds available for such purpose, the sales of our services will be adversely affected. We cannot give assurances that the demand for mold prevention service will become widespread. If the market for mold prevention services fails to develop or develops more slowly than we anticipate, our business could be adversely affected. The market for antimicrobial infection control protection services is also new. Hospitals are facing new federal and state imposed requirements that are designed to reduce the incidences of hospital acquired infections. However, hospitals currently use methodologies that they consider to be safety intervention steps (hand washing, blood stream infection control, urinary tract infection control, non-use of non essential catheters and sepsis review) for reducing the incidences of hospital acquired infections. As such, no assurance can be given that any of the newly imposed federal or state requirements that are designed to reduce the incidences of hospital acquired infections will create a meaningful demand for our antimicrobial infection control protection services.

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses.

We commenced operation in September 2002 and incorporated in January 2003. As a result of our limited operating history, it is difficult to accurately forecast our revenue and plan our operating expenses. Revenues and operating results are difficult to forecast because they generally depend on the volume and timing of the job orders we receive, which are uncertain. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected or our net loss to be higher than expected. In addition, our limited operating history makes it difficult to evaluate our business and prospects. An investor should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, marketing and sales obstacles and delays, inability to gain customer acceptance of our services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. If we are unable to successfully address these risks, our business may not grow, our stock price may suffer and we may be unable to stay in business.

A significant downturn in the national economy in general, and the new home construction industry specifically, could adversely affect our revenue, gross margin and earnings.

Our business could be unfavorably affected by changes in national economic conditions, including inflation, interest rates, and availability of capital markets, consumer spending rates and the effects of governmental plans to manage economic conditions. The demand for our mold prevention services, and hence our revenue and gross margin, is strongly correlated with the level of business activity within the new home construction industry. Economic weakness in the new home construction industry has resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. In this environment, we may not be able to increase our revenues sufficiently to maintain our margins, which may affect our ability to achieve our growth strategy.

Our cash balance may not be sufficient to fully execute on our growth strategy, and therefore, we may seek to raise additional capital in the future.

As of December 31, 2006, we had approximately $4.5 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates a national roll-out of service centers in targeted markets and penetration into large institutions, organizations and government facilities for interior surface treatment, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such as an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection if AMG Scientific, LLC is unable to successfully sell its infection control surface treatment. Additionally builders could discontinue ordering for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

We have not been able to generate a sufficient amount of cash flow to fund operations and, as a result, if we need to raise additional capital in the future, we may not be able to do so on terms that are reasonable, which could cause our operating and financial performance to decline from previous levels or to be lower than expected.

We do have identified sources of additional capital on which we could rely but these may be more expensive sources of financing than what we would prefer. New sources of capital may not be available to us when we need it or may be available only on terms we would not find acceptable. If capital is not available on satisfactory terms or is not available at all, we may be unable to continue to fully develop our business or take advantage of new business opportunities. In addition, our results of operations may decline from previous levels or may fail to meet expectations because of the higher cost of capital. As a result, the price of our publicly traded securities may decline, causing holders of our securities to lose all or part of their investment. Finally, equity financing, if obtained, could result in additional dilution to our existing stockholders.

We may not succeed in establishing the “Mold Guard” or “Protection Plus” brand, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish the “Mold Guard” and “Prevention Plus” brand. If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brand will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts. If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.

There is very little, if anything, about our service that is proprietary, and as such we are likely to face increasing competition, making it more difficult for us to capture market share.

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

We rely on our suppliers to provide us with the raw materials we need to provide our services, and these third parties may fail to deliver us the material we need in a timely fashion, which could adversely affect our reputation and our ability to generate revenues.

We use three products for our mold prevention and infection control services: baking soda, a disinfectant/deodorizer and an antimicrobial agent. Our ability to service our customers depends on us having a regular and reliable source for these materials. We rely on our suppliers to provide us with adequate quantities of these products in a timely manner. A failure by our suppliers to provide us with these key products in a timely manner or in sufficient quantities will have an adverse effect on our ability to satisfy customer demand and could damage our reputation and brand and substantially harm our financial condition and results of operations. Timely delivery of these products could be affected by a number of factors including labor issues at the supplier and shipper, inclement weather and product availability. We only have a supply agreement covering the antimicrobial agent. If shortages occur on a regular basis, we will loose revenue opportunities, which would have an adverse impact on our financial condition and could negatively impact our reputation, which could have longer term adverse consequences on our ability to grow our business.

We have a limited amount of general liability insurance coverage, and therefore a large damage award for personal injury or property damage could render us financially insolvent.

There is increasing litigation in the United States over personal injuries caused by mold contamination and jury awards relating to such litigation are significant. If our services fail to prevent mold growth on a surface we treated, a person suffering property damage or personal injury is likely to sue us. In such event, our insurance coverage – $3 million – may not be sufficient. Litigation that is launched against us and that results in a large jury award could render us financially insolvent.

Our future success depends on retaining our existing senior executives and hiring and retaining additional management personnel as well as skilled managers and sales personnel for our service centers, and therefore the loss of any of our key employees or the failure to hire new management level personnel could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends, in part, on the continued active participation of our chief executive officer, our chief operating officer and our chief financial officer. We do not carry, nor do we anticipate obtaining, “key man” insurance on any of them, if for any reason, either one of them decides to discontinue his active participation in our business; our financial condition or results of operations could be adversely affected. Our current management team may not be sufficient to support our projected needs. As our business grows, we will need to hire key personnel. Competition for such highly skilled executives in Orange County, California, where our executive offices are located, is intense, and we may find it difficult to hire the people we need.

We hire and retain at least one experienced and knowledgeable general manager and sales executive for each region in which we establish a service center. The competition for high-quality, skilled managers and sales personnel in the new home construction industry is intense, causing the search process to be time-consuming and expensive. Moreover, in certain parts of the country, it may also be difficult to find workers to staff the crews needed to perform our services at construction sites. In addition we may need to hire skilled sales and account management executives to develop our infection control business. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing services. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

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

We may not be able to secure required governmental approval or licensing for products we use in the future.

Prior to our use of new mold removal, disinfectant / deodorizing, or antimicrobial products in the future, we may be required to obtain federal and/or state approval and licenses, including but not limited to the approval of the EPA. Our failure to obtain such approval or licenses may adversely affect our operations.

We may incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We may incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. For example, the listing standards of the Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, and solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act of 2002 (“SOX”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2008, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of SOX and the related SEC and Nasdaq Stock Market rules, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Industry

As public awareness of the health risks and economic costs of mold contamination and hospital acquired infections grows, we expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase as awareness of mold-related and infectious disease problems increase. As we demonstrate the success of our service we expect other companies to enter the market. A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge. Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

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

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-effective basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new procedures and technologies that address new developments in the construction and health care industry. In the market segments we serve and the regions in which we operate, we need to stay current and compliant with laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot give assurances that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in the amounts we change for our services. This could cause our net income to decline, which likely will lead to a decline in the price of our publicly traded securities, resulting in a loss of all or a part of an investment in our securities.

We do not have “exclusive” or long-term commitments from builders for our services, negating any competitive advantage we get from these relationships.

Although we have ongoing relationships with a number of national and regional home builders, none of these relationships are “exclusive.” In addition, we do not have any long-term firm commitments from builders to use our services. Even “preferred provider” status, which we enjoy with one national home builder, does not guarantee that we will be hired for a particular job or any job with that customer. As a result, our revenues are unpredictable, and we are highly susceptible to competition. There is nothing preventing any of our customers from entering into identical or similar relationships with our competitors or from discontinuing their relationship with us at any time. If a number of builders were to terminate their relationship with us at the same time or direct business to our competitors, our business, operating and financial condition would suffer.

Risk Related to Our Securities

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

•	our success, or lack of success, in developing and marketing our products and services;

•	the announcement of new products, services, or technological innovations by us or our competitors;

•	actual or perceived changes in the national economy and new home construction industry;

•	quarterly fluctuations of our operating results;

•	changes in revenue or earning estimates by the investment community; and

•	competition.

Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. Additionally, there is a limited market for our common stock and warrants and we cannot give assurances that such a market will develop further or be maintained.

Investors should not expect the payment of dividends by us.

We do not expect to pay dividends on our common stock in the foreseeable future. Investors who require cash dividends from their investments should not purchase our common stock or warrants.

Holders of our securities may experience significant dilution.

We anticipate that we may need to raise additional capital to fund our business growth. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy to raise capital. In either event, current stockholders may experience significant dilution and our earnings per share may decrease.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our stockholders’ ability to sell our common stock or warrants in the public markets.

Our operating results and the operating results of businesses that we may acquire in the future may fluctuate significantly due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock or warrants could decline significantly. In addition to the risks disclosed elsewhere in this report, factors outside of our control, which may cause our quarterly operating results to fluctuate may include:

•	fluctuations in the national economy, and more specifically the new home construction industry;

•	demand for our products;

•	fluctuation in the capital budgets of our customers; and

•	development of superior products and services by our competitors.

In addition, factors within our control, such as our ability to deliver services in a timely fashion, may cause our operating results to fluctuate in the future.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the potential fluctuation in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price and demand for our common stock or warrants to fluctuate substantially, which may limit the ability of our stockholders to sell our securities in the public markets.

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

Future sales of our common stock may cause our stock price to decline.

Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Additionally our officers, directors and pre-offering holders of approximately 1,579,413 shares of our stock were subject to a lock-up agreement that expires on April 26, 2007. If these stockholders sell a significant amount of these shares on or after that date, this could significantly reduce the market price of our common stock.

Item 7.	Financial Statements

The following consolidated financial statements of AMERICAN MOLD GUARD, INC. are included in Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Mold Guard, Inc.

We have audited the accompanying consolidated balance sheet of American Mold Guard, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Mold Guard, Inc. as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ HASKELL & WHITE LLP

Irvine, CA
March 26, 2007

AMERICAN MOLD GUARD, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,554,890
Accounts receivable, less allowance for doubtful accounts of $85,486, as of December 31, 2006.	1,222,339
Inventories	125,347
Deposits	409,027
Other current assets	27,399

Total Current Assets	6,339,002
Restricted cash	752,653
Property and equipment, net (Note 3)	875,319
Intangible assets, net	2,368

Total Assets	$7,969,342

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,150,286
Lease line of credit, current portion (Note 4)	146,326
Accrued payroll and related expenses	661,346
Short term notes payable	1,581

Total Current Liabilities	1,959,539
Long-Term Liabilities:
Lease line of credit, net of current portion (Note 4)	460,767

Total Liabilities	2,420,306

Commitments and contingencies (Notes 5 and 8)

Stockholders’ Equity (Deficiency) (Notes 4, 5, 6, 7 and 9)
Preferred stock no par value; 10,000,000 shares authorized:
Series A Convertible Preferred Stock, no par value, 0 shares authorized, issued and outstanding on December 31, 2006	—
Series B Redeemable, Convertible Preferred Stock, no par value, 0 shares issued and outstanding on December 31, 2006	—
Series C Convertible Preferred Stock, no par value, 5,000,000 authorized, none issued and outstanding on December 31, 2006
Common Stock, no par value, 50,000,000 shares authorized, 4,605,092 shares issued and outstanding on December 31, 2006	16,606,734
Additional paid-in capital	6,920,413
Accumulated deficiency	(17,978,111)

Total Stockholders’ Equity (Deficiency)	5,549,036

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,969,342

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Revenue	$9,425,307	$5,832,585
Cost of revenue:
Direct costs	5,154,609	4,652,033
Depreciation expense	209,925	106,577

Total cost of revenue	5,364,534	4,758,610

Gross margin	4,060,773	1,073,975
Selling, general and administrative expenses	9,153,207	5,659,101

Loss from operations	(5,092,434)	(4,585,126)
Interest expense, net of interest income	(2,478,686)	(1,345,051)

Loss before income tax provision	(7,571,120)	(5,930,177)
Provision for income taxes	908	1,900

Net loss	(7,572,028)	(5,932,077)
Dividends on cumulative preferred stock	—	245,706

Net loss applicable to Common stockholders	$(7,572,028)	$(6,177,783)

Basic and diluted net loss per share	$(2.43)	$(6.53)

Dividends accumulated for the year on cumulative preferred stock	$—	$(0.27)

Net loss attributable to Common stock per share	$(2.43)	$(6.80)

Weighted average number of Common shares outstanding – basic and diluted	3,110,452	908,574

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended December 31,
	2006	2005
Net loss	($7,572,028)	($5,932,077)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	233,843	146,821
Bad debt expense	69,778	13,608
Compensation expense from stock options	123,190	—
Common stock issued for payment of services	—	318,117
Common stock issued in payment of directors fees	52,088	—
Common stock issued in settlement	27,806	—
Common stock issued in payment of interest expense	—	67,479
Options issued for payment of consulting services	—	59,634
Fair value of warrant issued for services	58,496	—
Interest expense associated with personal transfer of stock	169,331	150,000
Amortization of deferred interest costs	—	368,405
Amortization of beneficial conversion debt discount	2,246,506	473,806
Loss on disposal of property and equipment	26,956	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(34,761)	(891,286)
Inventories	(87,308)	36,005
Deposits and other current assets	(240,202)	(136,162)
Accounts payable and accrued liabilities	(1,130,454)	1,679,596
Accrued payroll and related expenses	(1,026,487)	1,113,946

Net cash used in operating activities	(7,083,246)	(2,532,108)

Cash flows from investing activities:		—
Purchases of Certificate of Deposit – restricted cash	(752,653)
Purchase of property and equipment	(175,745)	(224,132)
Cash acquired in acquisition of Trust One Termite	—	9,083

Net cash used in investing activities	(928,398)	(215,049)

Cash flows from financing activities:
Proceeds on issuance of Common stock, net of $1.4 million of offering costs and underwriter discounts of $1.5 million	16,631,685	—
Borrowings from notes payable	750,000	3,151,581
Payments on notes payable	(5,460,000)	(34,118)
Payments on lease line of credit	(43,815)	—
Deferred offering costs	620,882	(546,312)

Net cash flows provided by financing activities	12,498,752	2,571,151

Increase (decrease) in cash and cash equivalents	4,487,108	(176,006)
Cash and cash equivalents, beginning of period	67,782	243,788

Cash and cash equivalents, end of period	$4,554,890	$67,782

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$1,484,000	$—
Common stock issued in repayment of bridge financing	1,500,000	—
Common stock issued in conversion of debt	—	56,107
Property and equipment acquired under lease line of credit	650,908	—
Non-cash investing activities – Trust One Termite
Vehicles and equipment	—	5,730
Other current assets	—	2,233
Intangible assets	—	4,397
Accounts payable	—	(7,362)
Long-term notes payable	—	(1,581)
Cash paid for interest	565,460	155,931
Cash paid for income taxes	2,400	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficiency	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	499,999	$625,000	454,500	$859,000	895,908	$1,167,593	$785,086	$(4,474,006)	$(1,037,327)
Repurchase of stock issued	—	—	—	—	(42,516)	(128,000)	128,000	—	—
Beneficial conversion feature on convertible debt	—	—	—	—	—	—	716,667	—	716,667
Fair value of issued warrants	—	—	—	—	—	—	147,368	—	147,368
Fair value of stock option issued to consultant	—	—	—	—	—	—	12,080	—	12,080
Shares retired	—	—	—	—	(5,043)	(18,534)	18,534	—	—
Fair value of stock option issued for legal services	—	—	—	—	—	—	47,554	—	47,554
Stock issued in payment of interest	—	—	—	—	8,936	67,479	—	—	67,479
Stock issued in acquisition of Trust One	—	—	—	—	3,401	12,500	—	—	12,500
Stock issued for services	—	—	—	—	22,524	99,077	—	—	99,077
Stock issued as legal fee	—	—	—	—	43,824	219,040	—	—	219,040
Stock issued in conversion of debt	—	—	—	—	15,267	56,107	—	—	56,107
Benefit of personal stock given in issue of debt	—	—	—	—	—	—	150,000	—	150,000
Net loss for the year	—	—	—	—	—	—	—	(5,932,077)	(5,932,077)

Balance as of December 31, 2005	499,999	625,000	454,500	859,000	942,301	1,475,262	2,005,289	(10,406,083)	(5,441,532)
Issuance of stock, net of cancellations and issuance costs of $2.9 million	—	—	—	—	3,106,176	12,457,578	4,174,107	—	16,631,685
Stock issued in payment of debt	—	—	—	—	230,770	1,110,000	390,000	—	1,500,000
Benefit ascribed for stock transferred to the Company to procure loans	—	—	—	—	—	—	169,331	—	169,331
Shares cancelled	—	—	—	—	(10,204)	—	—	—	—
Conversion of Series A and B Preferred	(499,999)	(625,000)	(454,500)	(859,000)	324,653	1,484,000	—	—	—
Shares issued in settlement	—	—	—	—	11,396	27,806	—	—	27,806
Shares issuable to Directors	—	—	—	—		52,088	—	—	52,088
Warrants issued for services	—	—	—	—	—	—	58,496	—	58,496
Share based compensation							123,190	—	123,190
Net loss for the year	—	—	—	—	—	—	—	(7,572,028)	(7,572,028)

Balance as of December 31, 2006	—	$—	—	$—	4,605,092	$16,606,734	$6,920,413	$(17,978,111)	$5,549,036

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business

The Company’s principal business is antimicrobial surface treatment providing mold prevention services to the residential home building industry and antimicrobial infection control services to healthcare facilities and other institutions. The Company focuses its mold prevention effort on single and multi-family residential new construction. Through its wholly owned subsidiary, AMG Scientific, LLC, it offers its infection control surface treatment to health care facilities and other institutions. Currently, the Company operates 16 service centers in five states – California, Florida, Texas, Mississippi and Louisiana. Through its wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), the Company also provides termite control services.

Wholly Owned Subsidiary

On October 1, 2003, by unanimous written consent of the Board of Directors of American Mold Guard, Inc., the Company created a wholly-owned subsidiary for the purpose of conducting planned franchising activities. The wholly-owned subsidiary was named “American Mold Guard Franchise, Inc.”. Since that time the Company has not conducted any franchising activity through American Mold Guard Franchise, Inc. and no financial transactions have occurred. American Mold Guard Franchise Inc. has been dormant since its establishment in 2003.

Initial Public Offering

On May 2, 2006, the Company completed an initial public offering (IPO) of 1,350,000 units, at a price per unit of $13.00. Each unit consisted of two shares of Common stock, two Class A warrants and two Class B warrants. On May 23, 2006, the representative of several underwriters exercised an over-allotment option granted to the several underwriters in connection with the IPO and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the over-allotment option again and purchased 100,000 shares of Common stock, 100,000 Class A warrants and 100,000 Class B warrants. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $16.6 million.

Management’s Plan

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s historical financial performance, its current financial condition and the uncertainty as to whether the Company will be able to obtain additional financing, raise doubt about the Company’s ability to continue as a going concern. The Company realized revenue gains for the year ended December 31, 2006; the Company incurred a net loss of $7.6 million for the year and as of that date, had working capital of $4.3 million, an accumulated deficit of $17.9 million and stockholders’ equity of $5.5 million. The Company realized revenue gains for the year ended December 31, 2005; the Company incurred a net loss of $5.9 million for the year and as of that date, had working capital deficiency of $4.9 million, an accumulated deficit of $10.4 million and negative stockholders’ equity of $5.4 million.

The Company’s top financial priorities for 2007 are to drive revenue growth and increase gross margins while holding flat or driving down selling, general and administrative costs as compared to second half of 2006. Management believes that execution of this plan will provide sufficient operating cash in 2007. Significant orders in the Company’s infection control business would necessitate increased capital to fund the growth and the Company is prepared to seek capital as the business develops. Management is also prepared to seek additional sources of funding should there be a delay in the rate of mold prevention sales growth. There is no assurance that such additional funding will be available on terms acceptable to the Company if at all.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMG Scientific, LLC since its date of inception (October 12, 2006) and Trust One, since the date of its acquisition (February 1, 2005). All significant inter-company accounts and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than six months when purchased.

Restricted Cash

The Company has two certificates of deposit totaling $752,653, including interest, which serve as collateral for credit balances created under the Company’s lease line of credit (see Note 4) and business credit card.

Inventories

Inventories are stated at the lower of cost (as determined by the first-in, first-out method) or market and consist primarily of raw materials.

Deferred Offering Costs

Direct costs were incurred in connection with the sale of the Company’s $1.5 million aggregate principal amount 10% unsecured promissory notes due August 31, 2006 (the “Unsecured Notes”). The costs related to the Unsecured Notes were fully amortized over the life of the Unsecured Notes, and, for the two years ended December 31, 2006 and 2005, $47,450 and $27,120 have been recognized as interest expense. Direct costs were also incurred in connection with the Company’s IPO, which became effective on May 2, 2006 (Note 6), principally related to underwriting commissions and legal expenses which were capitalized. The Company offset the deferred offering costs associated with the IPO in the amount of $1,408,465 against the IPO proceeds in the quarter ended June 30, 2006.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the years ended December 31, 2006 and 2005.

Allowance for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $85,486 at December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

The Company’s trade receivables are derived from customer revenues from antimicrobial treatment services for mold prevention. The Company makes periodic evaluations of its customer’s credit worthiness and the risk with respect to trade receivables is migrated by the diversification of its customer base. Collateral is not required for trade receivables. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectation.

For the years ended 2006 and 2005, one customer accounted for 18.5% and 30.1% of revenues, respectively. At December 31, 2006, one customer accounted for approximately 18.5% of total receivables. Given the significant amount of revenues derived from these customers, the loss of this customer or the non-collection of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred income taxes are recorded for the expected tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of December 31, 2006 or during the years ended December 31, 2006 and 2005.

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

Service Warranties

The Company provides a general warranty on its mold prevention services that extends for the entire “statute of repose,” the period during which, under the various state laws, builders have continuing liability for construction defects. In general, the period of continuing liability is between 5 and 15 years depending upon the state in which the service has been provided. The warranty covers both property damage and personal injury arising from mold contamination on any surface treated by the Company. The personal injury portion of the warranty is supported by a $3.0 million pollution liability mold giveback provision under the Company’s general liability policy. The Company estimates its exposure to warranty claims based upon historical warranty claim costs and expectations of future trends. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. However, the Company does not have, at this time, sufficient experience to determine if a reserve is required and/or if the coverage under the general liability policy is sufficient should claims be filed against the Company. To date, the Company has not been required to perform under the terms of its warranty provisions. As a result, the accompanying consolidated financial statements do not include any accruals or provisions associated with future warranty expenditures.

Acquisition of Trust One Termite, Inc.

The Company acquired Trust One Termite, Inc. on February 1, 2005. Under the terms of the acquisition, the Company issued 3,401 shares of its common stock for all of the issued and outstanding shares of common stock of Trust One. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The shares were valued at $12,500, based on the estimated fair value of the Company’s common stock at the day of the acquisition of $3.68 per share. The results of Trust One’s operations have been included in the consolidated financial statements since the date of the acquisition.

The pro forma financial results set forth below reflect certain operational data of the Company as if the acquisition of Trust One took place on January 1, 2005.

Year Ended December 31, 2005
Net revenue	$5,842,451
Net loss	$(5,940,891)
Loss per Common share	$(6.30)
Weighted average Common shares outstanding	942,301

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,”, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $2.59 using the Black-Scholes model. The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2005 was $0.56 per share using the Black-Scholes model. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31:

	2006	2005
Expected volatility	55.0%	48.2% -59.9%
Expected dividend yield	—	—
Expected term (in years)	3.4	5.0
Risk-free rate	5.0%	2.2% - 3.1%

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

Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the year ended December 31, 2006 was $123,190. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s consolidated statement of operations for year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Pre-vesting forfeitures were estimated to be approximately 9.6% for the year ended 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

If the Company had adopted the fair value provisions of SFAS No. 123 for employee stock options, in connection with options issued during the years ended December 31, 2005, the Company would have recorded deferred compensation of $44,963. Most grants vest over a period of three years with one-third vesting after one year and the remaining two-thirds vesting ratably over the eight remaining quarters.

The pro forma loss assuming implementation of SFAS No. 123(R) for the year ended December 31, 2005 is as follows:

Year ended December 31, 2005
Net loss applicable to Common stockholders loss, as reported	$(6,177,783)
Add: Stock-based compensation expense recorded in accordance with APB No. 25	—
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(69,048)

Pro forma net loss	$(6,246,831)

Weighted average number of shares outstanding:
Basic and diluted -	908,574
Net loss per share:
Basic – as reported	$(6.80)
Basic – pro forma	$(6.88)

Risk Management

The Company is not exposed to significant credit concentration risk, interest rate or hedging risks. The Company’s functional currency is the US dollar. The Company is not exposed to foreign exchange risk and the Company is not a party to any derivative transactions.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, other current assets, accounts payable and accrued liabilities, accrued salary and wages, accrued interest payable and short-term debt approximate their fair values because of the short maturity of these instruments.

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 6,437,441 and 2,449,369 as of December 31, 2006 and 2005, respectively.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $69,210 and $7,817 for the years ended December 31, 2006 and 2005.

Reclassification

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not impact the Company’s consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the potential impact this standard may have on the Company’s financial position and results of operations, but do not believe the impact of the adoption will be material.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company does not expect the implementation of EITF 06-3 to have a material impact on the consolidated financial statements.

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact this Interpretation will have on the Company’s financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on the Company’s financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company initially applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Note 2. Capitalization

The accompanying consolidated financial statements give retroactive effect to a reverse stock split pursuant to which each share of common stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of common stock. The reverse stock split was effective as of April 7, 2006.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

December 31, 2006
Field equipment and vehicles	$1,106,204
Office furniture and fixtures	211,760
Accumulated depreciation	(442,645)

Property and equipment, net	$875,319

Note 4. Lease Line of Credit and Notes Payable

Lease Line of Credit

As of December 31, 2006, the Company’s lease line of credit consisted of:

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America for the amount of $500,000 (the “ Line of Credit”). On June 26, 2006, the Company borrowed $294,539 against the Line of Credit to purchase equipment. The terms of this agreement is 48 months with an annual interest rate of 7.79% and with a $1.00 buy-out at the end of the lease term.

During the third quarter of 2006, the Company increased the Line of Credit from $500,000 to $540,000. The Company borrowed an additional amount of $239,630 against the Line of Credit to purchase additional equipment. The terms of this agreement is 48 months with an annual interest rate of 7.79% and with a $1.00 buy-out at the end of the lease term.

During the fourth quarter of 2006, the Company increased the Line of Credit from $540,000 to $640,000. The Company borrowed an additional amount of $116,739 against the Line of Credit to purchase additional equipment. For the year ended December 31, 2006, the Company paid $43,815 towards the line of credit. The terms of this agreement is 48 months with an annual interest rate of 8.25% and with a $1.00 buy-out at the end of the lease term.

The Line of Credit has been classified as a capital lease obligation. The monthly installments range from $1,237 to $7,590, and the interest rates at December 31, 2006 range from 7.79% to 8.25%.

The leases require minimum payments as follows:

Year Ending December 31:

2007	$188,549
2008	190,049
2009	190,049
2010	131,676
Thereafter	1,500

Total minimum lease payments	701,823
Less amount representing interest	(94,730)

Present value of minimum lease payments	607,093
Less current portion	146,326

Long-term portion	$460,767

At December 31, 2006, the related fixed assets and accumulated depreciation under these capital lease obligations aggregate $711,582 and $80,136, respectively.

Notes Payable

Debt transactions for the year ended December 31, 2006 and 2005

During the first quarter of 2006, the Company borrowed an aggregate of $150,000 on a demand basis through the issuance of promissory notes to an institutional accredited investor. The notes were paid in full in May 2006. The notes bore interest at the rate of 8% per annum. In order to induce the investor to purchase the notes the Company’s chief executive officer and one of its directors agreed to transfer 1,701 and 8,503 shares of common stock, respectively, to the investor from their own personal holdings. The benefit to the Company of these personal transfers of common stock by the Company’s officer and director has been valued at $49,081, which was charged to interest expense and credited to additional paid in capital during 2006.

During the first quarter of 2006, the Company’s chief executive officer loaned the Company an aggregate of $100,000. The loan bore interest at the rate of 10% per annum and was paid in full in May 2006 from the proceeds of the IPO.

During the first quarter of 2006, the Company issued a 10% unsecured promissory note in the principal amount of $200,000 to the representative of the underwriters of the IPO (the “Representative”). In April 2006, the Company issued an additional 10% unsecured promissory note to the Representative in the principal amount of $50,000. Both notes, including accrued interest thereon, were paid in full in May 2006, from the proceeds of the IPO.

During the first quarter of 2006, the Company borrowed $250,000 through the issuance of a promissory note to an accredited investor. The note bore interest at the rate of 10% per annum and was due and payable on May 31, 2007. The note was paid in full in May 2006 from the proceeds of the IPO. In order to induce the investor to purchase the note, the Company’s chief executive officer agreed to transfer 25,000 shares of common stock to the investor from his own personal holdings. The benefit to the Company of the personal transfer has been valued at $120,250, which was charged to debt discount and credited to additional paid in capital during 2006. During the year ended December 31, 2006, $120,250 was charged to interest expense since the note was paid in full in May 2006.

In the quarter ended June 30, 2006, the Company paid off an aggregate amount of short-term and long-term notes payable of $5,285,000 with the IPO proceeds.

On March 17, 2004, the Company received a $75,000 unsecured loan from an individual investor with an interest rate of 8% per annum and an unspecified maturity date. On July 8, 2004, the Company borrowed $100,000 at a stated interest rate of 8% per annum from the same investor pursuant to a Loan Agreement entered into on the date of the loan. Although the Loan Agreement required the Company to repay all outstanding loan balances to the investor on or prior to October 9, 2004, the Company did not pay any interest or repay any portion of the principal or interest until March 31, 2005. The Company and the parties settled Loan Agreement in September 2006. All amounts due were paid in full at that time.

For the year ended December 31, 2006, the Company realized a total of $2,415,837 of deferred interest costs (debt discount) which was amortized and charged to interest expense since all of the notes discussed hereinabove were paid in full in May 2006.

Prepaid financing fees of $81,350 paid in connection with certain notes payable were amortized over the life of the respective notes. Amortization of $47,450 and $27,120 for the years ended December 31, 2006 and 2005, respectively, is included in interest expense in the accompanying consolidated statements of operations. Since the Company paid off the notes related to these financing fees in May 2006, the remaining balance has been charged to interest expense.

Note 5. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the warrant balances of the Company as of December 31, 2006 and 2005:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
January 2005 Warrants	85,031	$3.68	0.01 years
April 2005 Warrants	170,062	5.88	1.29 years

Balance, December 31, 2005	255,093	5.15	0.86 years
June 2006 Warrants	15,000	5.00	2.45 years
August 2006 Warrants	13,000	5.00	1.59 years
November 2006 Warrants	20,000	3.00	2.88 years

Balance, December 31, 2006	303,093	$4.99	1.11 years

The January 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 85,031 shares of Common stock at any time up to January 3, 2007 at a purchase price of $3.68 per share. In connection with the issuance of the January 2005 Warrants, the Company estimated the fair value of such warrants to be $128,000 using the Black-Sholes valuation model. The January 2005 warrants have expired unexercised.

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

The June 2006 Warrants were issued in conjunction with payment for services to be received by the Company over a twelve month period. The Warrants entitle the holder thereof to purchase up to 15,000 shares of Common stock at any time until June 14, 2009 at a purchase price of $5.00 per share. In connection with the issuance of the June 2006 Warrants, the Company recorded a prepaid asset which is amortized to expense as the related services are received. The Company estimated the fair value of such warrants to be $23,029 using the Black-Scholes valuation model. For the year ended December 31, 2006, $23,029 has been amortized and charged to expense.

In August 2006, the Company issued 13,000 warrants in conjunction with payment for services received by the Company over a six month period commencing March 2006. The Warrants entitle the holder thereof to purchase up to 13,000 shares of Common stock at any time until August 2009 at a purchase price of $5.00 per share. The Company estimated the fair value of such warrants to be $15,514 using the Black-Scholes valuation model. For the year ended December 31, 2006, $15,514 has been amortized and charged to expense.

In November 2006, the Company issued 20,000 warrants in conjunction with payment for services received by the Company over a three month period commencing October 2006. The Warrants entitle the holder thereof to purchase up to 20,000 shares of Common stock at any time until November 2009 at a purchase price of $3.00 per share. The Company estimated the fair value of such warrants to be $20,652 using the Black-Scholes valuation model. For the year ended December 31, 2006, $20,652 has been amortized and charged to expense.

Class A and Class B Purchase Warrants

Listed below are the A and B warrant balances of the Company as of December 31, 2006:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	4.34 years
May 2006 IPO Class B Warrants	2,930,770	13.00	4.34 years

Balance, December 31, 2006	5,861,540	$11.37	4.34 years

In May 2006, there were 2,930,770 Class A warrants issued and outstanding of which 2,700,000 were included in the units sold in the IPO and 230,770 were included in the units that were issued to the holders of the Unsecured Notes on April 26, 2006. The Class A warrants issued are exercisable beginning May 26, 2006 and expire on April 26, 2011. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $9.75 per share. The exercise price may be adjusted upon the occurrence of certain events.

In May 2006, there were 2,930,770 Class B warrants issued and outstanding of which 2,700,000 were included in the units sold in the IPO and 230,770 were included in the units that were issued to the holders of the Unsecured Notes on April 26, 2006. The Class B warrants are identical to the Class A warrants except that the Class B warrants have an exercise price of $13.00 per share and the Class B warrants may only be redeemable after gross revenues for any previous 12 month period, as confirmed by independent audit, equals or exceeds $20 million.

Note 6. Stockholder’s Equity (Deficiency)

Common Stock

On May 2, 2006, the Company completed the IPO of 1,350,000 units, at a price per unit of $13.00. Each unit consisted of two shares of common stock, two Class A warrants and two Class B warrants. On May 23, 2006, the representative of the several underwriters of the IPO exercised an over-allotment option granted to the several underwriters in connection with the IPO and purchased an additional 100,000 units. On June 7, 2006, the representative of the several underwriters exercised the over-allotment option again and purchased 100,000 shares of common stock, 100,000 Class A Warrants and 100,000 Class B warrants. The total gross proceeds from the Company’s IPO were approximately $19.5 million, and the Company realized aggregate net proceeds of approximately $16.6 million.

Convertible Preferred Stock

In connection with our IPO, each share of Series A and Series B convertible preferred stock outstanding as of May 2, 2006 was automatically converted into common stock at a ratio of one share of common stock for each share of preferred stock. As of May 2, 2006, 170,062 Series A preferred and 154,591 Series B preferred shares were converted to 324,653 common shares. As a result of the conversion of these preferred shares into common stock, the Company’s obligation to pay cumulative preferred dividends terminated. In January 2007, the Company issued Series A preferred shareholders 1,531 additional shares of the Company’s common stock as an anti-dilution provision adjustment.

Equity Incentive Plan

The shareholders of the Company approved the Equity Incentive Plan (the “Plan”) on April 28, 2003, which reserved for issuance a total of 340,124 shares of common stock for incentive compensation grants of shares of common stock, stock options and restricted stock awards to the Company’s full-time key employees, consultants and directors. The Plan was amended in December 2005, to increase the number of shares reserved under the Plan to 425,155 shares of common stock. Options granted under the Plan generally vest one-third after 12 months while the remainder vests ratably in quarterly installments over the next two years. All unexercised options expire after five years from the date of grant.

A summary of option activity under the Plan for the years ended December 31, 2006 and 2005 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2004	136,050	$3.68	4.70
Granted	160,020	3.78
Cancelled	(28,570)	3.68
Balance, December 31, 2005	267,499	4.52	4.23	$1,210,000
Granted	40,000	5.93	9.34	—
Exercised	—	—	—	—
Forfeited or expired	(34,691)	(6.36)	—	—

Balance, December 31, 2006	272,808	$4.52	8.31	$—

Exercisable on December 31, 2006	160,755	$4.27	7.98	$—

A summary of the status of unvested employee stock options as of December 31, 2006 and changes during the period then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested Balance, December 31, 2005	150,512	$0.52
Granted	40,000	2.59
Vested	(75,526)	(0.51)
Forfeited	(2,933)	(0.52)

Unvested Balance, December 31, 2006	112,053	$1.27

As of December 31, 2006, there was $194,827 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of .98 years

Note 7. Income Taxes

The Company has reported a net operating loss in every period since inception and, as a result, has not recorded a provision for federal income taxes in the accompanying consolidated statements of operations.

Significant components of the provision for income taxes for the years ended December 31, 2006 and 2005 are:

	2006	2005
Current
Federal		—
State	$908	$1,900
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$908	$1900

A reconciliation of the expected income tax (benefit) computed using the federal statutory tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Income tax (benefit) computed at the federal statutory rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(4.2%)	—
Nondeductible items and other	3.5%	—
Changes in valuation allowance	34.7%	34.0%

Effective tax rate:	0.0%	0.0%

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 consist of the following:

	2006	2005
Net operating loss carry forward	$6,439,000	$3,464,000
Accrued bonus	58,000	124,000
Accrued severance	71,000	178,000
Amortization of debt discount	—	53,000
Amortization of deferred interest costs	—	176,000
Other	104,000	53,000
Valuation allowance	(6,672,000)	(4,048,000)

Net deferred tax asset	$—	$—

The accumulated net operating loss for federal income tax purposes was $16.9 million as of December 31, 2006. The Company also has state net operating loss carry forwards of approximately $13.9 million as of December 31, 2006. The Company has fully offset the net operating loss carry forwards by a valuation allowance of an equal amount. Federal net operating loss carry forwards of $1.0 million will expire in 2024, $2.9 million will expire in 2025, $3.9 million will expire in 2026 and $9.1 million will expire in 2027. State net operating loss carry forwards will begin to expire in 2014. The utilization of net loss carry forwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382. The net deferred income tax assets have been fully reserved for as of December 31, 2006, as management determined that it is more likely than not that those assets would be realized. Accordingly, a deferred income tax benefit has not been recorded for any of the periods presented in the accompanying consolidated statements of operations.

Note 8. Commitments and Contingencies

Lease Commitments

The Company’s executive offices are located in San Juan Capistrano, California under a lease that expired in August 2006 but under which the Company is currently operating under a month to month lease. The Company operates out of various regional service centers located in California, Florida, Louisiana, Mississippi and Texas under leases with terms ranging from 12 to 36 months and leases vehicles for terms ranging from 36 to 48 months.

Future minimum lease payments under these non-cancelable operating leases are as follow:

Years ending December 31,
2007	$564,657
2008	455,114
2009	191,592
2010	2,027

$1,213,390

Rent expense was $390,997 and $217,203 for the two years ended December 31, 2006 and 2005, respectively.

Litigation

The Company is currently involved in litigation in the State of Louisiana. The complainant in the litigation (the “Complainant”) has alleged that certain property owned by the Complainant did not receive certain agreed upon mold remediation services from the named defendant (the “Defendant”). The Defendant has in turn brought an action against the Company alleging that the Defendant subcontracted the

Company to perform the mold remediation services that are the subject of Complainant’s complaint, and therefore if Defendant is found liable to Complainant, then the Company should be liable to Defendant. This lawsuit is considered to be in its preliminary stages, and further, the Company believes that the lawsuit is without merit.

Purchase Agreement

On November 1, 2006 a supply agreement was entered into between the Company and a vendor. Under the agreement, the vendor will manufacture and provide the antimicrobial, AMG-X40, to the Company on an exclusive basis. The Company has exclusive rights to use, apply, market, sell, advertise and distribute the AMG-X40 product for a period of five years from the November 1, 2006 effective date. The agreement may be terminated at any time subject to certain conditions. The Company has agreed to purchase 100% of its requirement for antimicrobial AMG-X40 from the vendor during the term of the agreement. The Company has agreed to purchase from the vendor an aggregate annual invoice price of at least $240,000 for the first year, $480,000 for the second year, $810,000 for the third year, $1,200,000 for the fourth year and the succeeding year of the term. Should the Company’s purchases not meet minimums, as defined above; the Company will pay the vendor the difference between actual total purchases and the minimums for each year no later than thirty days after the end of each year.

Employment Agreements

On January 1, 2004, the Company entered into an employment agreement with its chief executive officer and on July 1, 2004, the Company entered into an employment agreement with its chief financial officer who, in August 2005 was named chief operating officer. On June 5, 2006 the chief operating officer was also named president. On May 15, 2006 the Company entered into an employment agreement with its chief financial officer. Each of the agreements have a term of five years and automatically renew for successive three-year terms unless either party to the agreement gives written notice, 90 days prior to the end of the agreement, not to renew the agreement. Under each employment agreement, if the Company terminates the employment of the officer for any reason other than death, disability, or “justifiable cause” (defined to include any willful breach by the executive of his duties under the agreement or the executive’s conviction of any crime involving the property of the company or any crime constituting a felony), the executive would be entitled to a severance payment of 24 months of the then current monthly base salary plus target bonus as in effect on the last day of his employment and reimbursement for the cost of maintaining his medical and dental insurance for 24 months. In the event of a termination in connection with a “change of control” or by the executive for “good reason” (defined to include a relocation of the executive’s workplace to a location more than 30 miles from Irvine, California and a material reduction of the executives base salary, duties and authority of position), then the executive is entitled to a lump sum payment equal to his unpaid, annualized base salary for the remainder of the year in which the termination occurs and a lump sum payment equal to three times his highest annual compensation (salary plus bonus) for any of the three calendar years immediately preceding the date of termination.

The current annual base salary of the chief executive officer is $270,000 and the current annual base salary of the president is $180,000.

The base salaries of the chief executive officer and president increase based on the Company achieving various revenue milestones as set forth below:

	CEO	President
Quarterly Revenue	Base Salary	Base Salary
$500,000	$170,000	$120,000
$1,000,000	$220,000	$150,000
$2,500,000	$270,000	$180,000
$4,000,000	$320,000	$210,000
$5,500,000	$370,000	$240,000
$7,000,000	$420,000	$270,000
$8,500,000	$470,000	$300,000

The current annual base salary of the chief financial officer is $180,000 and is subject to review every 6 months by the board of directors of the Company to determine whether the executive should receive a salary increase.

Note 9. Subsequent events

On January 24, 2007, the Company entered into an Office Lease Agreement (the “Lease”) pursuant to which the Company will lease approximately 4,500 square feet of office space in San Juan Capistrano, California (the “Leased Premises”). The Company will be relocating its corporate headquarters to the Leased Premises. The lease term commences 30 days from the date the Leased Premises is tendered to the Company with a targeted commencement date of May 1, 2007.

The Lease has an initial term of three years. The base annual rent for the Leased Premises will initially be $129,600 and will increase each anniversary by four percent (4%). The Company is required to provide a security deposit of $11,681.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic filings with the SEC and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information

None

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth the names, ages, and positions of our directors and officers.

Name	Age	Position Held	Officer since	Director since
Thomas Blakeley	48	Chief Executive Officer, Chairman of the Board and Director	2003	2002

Mark Davidson	45	Chief Operating Officer and President	2004	N/A

Paul Bowman	50	Chief Financial Officer	2006	N/A

John W. Martin	48	Corporate Secretary and Director	2006	2003

Frank Brandenberg	60	Director	N/A	2006

James Crofton	55	Director	N/A	2006

Dario Bianchi	63	Director	N/A	2006

Robert D. Simplot	52	Director	N/A	2006

Our directors serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Our officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

THOMAS BLAKELEY has been our chief executive officer and chairman of the board since January 2003. Mr. Blakeley founded us as a sole proprietorship in September 2002 and incorporated us in January 2003. From July 2001 through September 2002, Mr. Blakeley was retired. From January 1999 through June 2001, Mr. Blakeley was the president, chief executive officer and chairman of the board of MindArrow Systems, Inc., a provider of online direct marketing services.

MARK DAVIDSON has been our Chief Operating Officer since August 2005 and our President since June 2006. From April 2004 to July 2005, Mr. Davidson served as our Chief Financial Officer. From February 1997 to April 2004, Mr. Davidson was the president of J2N Consulting, a management consulting firm that provided consulting services, including business analysis, financial planning, executive management and development of customized information tools, to corporate clients.

PAUL BOWMAN has been our Chief Financial Officer since May 2006. From May 2003 to April 2006, Mr. Bowman served as managing director of investor relations at Applied Materials Corporation. From January 2002 to April 2003 Mr. Bowman was worldwide manufacturing controller at Applied Materials Corporation.

JOHN W. MARTIN has served as a director since April 2003 and was appointed our Corporate Secretary in March 2006. Mr. Martin is also the sole proprietor of the Law Office of John W. Martin, a Los Angeles-based law firm specializing in corporate and securities law, which he founded in 1989.

JAMES CROFTON has served as a director since April 2006. Since February 1999, Mr. Crofton has been senior vice president and the chief financial officer of Sarnoff Corporation, a wholly-owned subsidiary of SRI International, Inc., that focuses on product development and marketing services. Mr. Crofton also serves on the board of directors of Columbia Laboratories, Inc. (NasdaqNM: CBRX) and serves as a member of its Audit Committee and Scientific Committee.

FRANK BRANDENBERG has served as a director since April 2006. Since October 2003, Mr. Brandenberg has been a member of the board of directors of Kemet Corporation, a New York Stock Exchange (KEM) diversified electronics company, and in March 2005 was named its chairman of the board. From April 2001 through December 2003, when he retired, Mr. Brandenberg was a vice president and sector president of Northrop Grumman Corporation. From December 1999 through April 2001, he was a group executive and a corporate senior vice president for Litton Industries.

DARIO BIANCHI has served as a director since August 2006. Since Mr. Bianchi has been the president of Capitalife, Inc. and managing director of Sienna Financial Services. Capitalife, Inc. and Sienna Financial Services are international consulting firms offering specialized services such as marketing, strategic planning, due diligence and investment advisory to the life sciences industry, government entities and to institutional investors.

ROBERT SIMPLOT has served as a director since September 2006. Since 1999, Mr. Simplot has been the president and chief executive officer of RCG Information Technology, an information technology consulting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the SEC pursuant to Section 16(a).

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements were complied with except for Form 4s not filed on a timely basis for John W. Martin, James Crofton, Frank Brandenberg, Dario Bianchi and Robert Simplot in connection with the issuance of shares of our restricted common stock to these persons in 2006. These transactions were ultimately reported by each of these persons through the filing of Form 5s by each such person.

Audit Committee Financial Expert

Our board of directors has determined that James Crofton, chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated under the Securities Act of 1933, as amended and the Exchange Act. Mr. Crofton has served for eight years as the chief financial officer of a wholly-owned subsidiary of a public company and currently serves as chairman of the audit committee of Columbia Laboratories, Inc., a publicly traded corporation. Mr. Crofton is “independent” as such term is defined by the applicable listing standards of the Nasdaq Stock Market and Section 10(A)(m)(3) of the Exchange Act.

Procedures for Recommending Nominees to our Board of Directors

We have not adopted formal policies or procedures by which our stockholders may recommend nominees to our board of directors. To date, we have not received any recommendations from shareholders requesting that our board of directors or our Nominating and Corporate Governance Committee consider a candidate for inclusion among our slate of nominees in our proxy statement. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. We will consider this matter fully during the upcoming year with a view to adopting and publishing a policy on shareholder communications for director nominees prior to the 2008 Annual Meeting of Shareholders.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct which applies to all our directors, officers and employees, including our Chief Executive Officer, President and Chief Operating Officer, our Chief Financial Officer and all persons performing similar functions. The Code of Ethics and Business Conduct is posted on our website at www.americanmoldguard.com (under the “Investor Relations — Corporate Governance” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct by posting any such amendments or waivers on our website.

Item 10.	Executive Compensation

The information required by Item 10 of Form 10-KSB is incorporated by reference to the information under the heading “Executive Compensation” in our Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows shares of our Common stock that we believe are owned as of March 27, 2007, by:

•	Each of our stockholders owning 5% or more of our common stock;

•	Each of our executive officers;

•	Each of our directors; and

•	All of current directors and executive officers as a group.

We calculated the “Percent of Class” based on 4,631,623 shares of common stock outstanding on March 27, 2007. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of the date of this report are deemed to be outstanding and to be beneficially owned by the person holding such option or warrant for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
5% Shareholder:
Chester L.F. and Jacqueline M. Paulson, as Joint Tenants (2)	675,108	12.8%
Austin W. Marxe and David M. Greenhouse, as Joint Tenants (3)	598,800	12.0%

Executive Officers:
Thomas Blakeley (4)	226,916	5.0%
Mark Davidson (5)	85,099	1.8%
Paul Bowman	5,000	*

Directors:
John W. Martin (6)	79,653	1.6%
Frank Brandenberg	5,000	*
James Crofton	5,000	*
Dario Bianchi	5,000	*
Robert Simplot	5,000	*

Executive officers and directors as a group (8 persons) (7)	416,668	9.0%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the following notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Unless indicated in the following notes, the address of each beneficial owner is in care of American Mold Guard, Inc. at 30200 Rancho Viejo Road, Suite G, San Juan Capistrano, California 92675.

(2)	We obtained information about shares beneficially owned by Chester L.F. and Jacqueline Paulson (the “Paulson’s”) from a Schedule 13G filed by the Paulson’s with the SEC reporting share ownership as of February 27, 2007. The Paulson’s’ address is 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204.

(3)	We obtained information about shares beneficially owned by Austin W. Marxe and David M. Greenhouse (“Marxe & Greenhouse”) from a Schedule 13G filed by Marxe & Greenhouse with the SEC reporting share ownership as of February 13, 2007. Marxe & Greenhouse’s address is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(4)	Includes 8,503 shares issuable upon exercise of options held by Mr. Blakeley.

(5)	Includes 50,843 shares issuable upon exercise of options held by Mr. Davidson.

(6)	Includes 20,407 shares issuable upon exercise of options held by Mr. Martin.

Item 12.	Certain Relationships and Related Transactions

During the first quarter of 2006, our chief executive officer loaned us an aggregate of $100,000. The loan bore interest at the rate of 10% per annum and was paid in full in May 2006 from the proceeds of our IPO.

During 2006, we paid John W. Martin, one of our directors, $176,697 for legal services performed by him on our behalf.

During 2006, we paid Thomas Blakeley, our chief executive officer, and Brad Barnes, a former officer and director of us, bonus payments of $123,859 and $42,373, respectively. The bonus payments were made to Mr. Blakeley and Mr. Barnes in connection with their efforts of consummating our initial public offering on our behalf.

Item 13.	Exhibits

The exhibits as listed on the accompanying index to exhibits below are filed as part of this Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for audit services billed by Haskell & White LLP for the years ended December 31, 2006 and 2005, as well as fees billed for other services rendered by Haskell & White LLP during those periods:

Year	2006	2005
Audit Fees (1)	$203,576	$92,010
Audited Related Fees (2)	—	—
Tax Fees (3)	25,920	—

Total	$229,496	$92,010

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Haskell & White LLP in connection with statutory and regulatory filings or engagements.

(2)	Audited Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.
10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement, previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Commission on November 13, 2006, which is incorporated herein by reference.
31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 27th day of March, 2007.

AMERICAN MOLD GUARD, INC.

By:	/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	Director, Chairman of the Board and	March 27, 2007
/s/ THOMAS BLAKELEY	Chief Executive Officer
Thomas Blakeley	(Principal Executive Officer)

	Chief Financial Officer (Principal	March 27, 2007
/s/ PAUL BOWMAN	Financial Officer and Principal
Paul Bowman	Accounting Officer)

/s/ DARIO BIANCHI	Director	March 27, 2007
Dario Bianchi

/s/ FRANK BRANDENBERG	Director	March 27, 2007
Frank Brandenberg

/s/ JAMES CROFTON	Director	March 27, 2007
James Crofton

/s/ JOHN W. MARTIN	Director	March 27, 2007
John W. Martin

/s/ ROB SIMPLOT	Director	March 27, 2007
Rob Simplot