Form 10QSB
period 2007-03-31
AMERICAN MOLD GUARD INC
filed 2007-05-14
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 4, 2007, 4,631,623 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2007 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,554,890	$2,748,136
Accounts receivable, less allowance for doubtful accounts of $85,486 and $53,241, as of December 31, 2006 and March 31, 2007, respectively.	1,222,339	1,745,470
Inventories	125,347	118,299
Prepaid expenses and deposits	409,027	310,563
Other current assets	27,399	6,924

Total Current Assets	6,339,002	4,929,392
Restricted cash	752,653	761,014
Property and equipment, net (Note 5)	875,319	807,594
Intangible assets, net	2,368	2,199

Total Assets	$7,969,342	$6,500,199

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,150,286	$1,176,673
Lease line of credit, current portion (Note 6)	146,326	150,316
Accrued payroll and related expenses	661,346	408,652
Short term notes payable	1,581	1,581

Total Current Liabilities	1,959,539	1,737,222
Long-Term Liabilities:
Lease line of credit, net of current portion (Note 6)	460,767	422,054

Total Liabilities	2,420,306	2,159,276

Commitments and contingencies (Notes 6 through 9)

Stockholders’ Equity (Deficiency) (Notes 6, 7, 8, and 9)
Common Stock, no par value, 50,000,000 shares authorized, 4,605,092 and 4,631,623 shares issued and outstanding on December 31, 2006 and March 31, 2007, respectively	16,606,734	16,612,507
Additional paid-in capital	6,920,413	6,953,179
Accumulated deficiency	(17,978,111)	(19,224,763)

Total Stockholders’ Equity (Deficiency)	5,549,036	4,340,923

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,969,342	$6,500,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2007
Revenue, net	$2,761,654	$2,102,318
Cost of revenue:
Direct costs	1,563,955	995,345
Depreciation expense	33,558	76,267

Total cost of revenue	1,597,513	1,071,612

Gross margin	1,164,141	1,030,706
Selling, general and administrative expenses	1,564,305	2,326,374

Loss from operations	(400,164)	(1,295,668)
Interest income\(expense)	(728,697)	49,998

Loss before income tax provision	(1,128,861)	(1,245,670)
Provision for income taxes	3,868	981

Net loss	(1,132,729)	(1,246,651)
Dividends on cumulative preferred stock	292,443	—

Net loss applicable to Common stockholders	(1,425,172)	(1,246,651)

Basic and diluted net loss per share	$(1.20)	$(0.27)

Dividends accumulated for the period on cumulative preferred stock	$(0.31)	$—

Net loss per share attributable to Common stock per share	$(1.51)	$(0.27)

Weighted average number of Common shares outstanding– basic and diluted	942,301	4,621,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2007
Cash flows from operating activities:
Net loss	$(1,132,729)	$(1,246,651)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	41,024	83,039
Bad debt recovery	—	(32,245)
Compensation expense from stock options	33,407	32,765
Payment of directors fees in the form of common stock	—	5,773
Amortization of beneficial conversion debt discount	557,577	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(409,070)	(490,886)
Inventories	(15,198)	7,048
Prepaid expenses, deposits and other current assets	(26,631)	119,108
Accounts payable and accrued liabilities	628,991	26,387
Accrued payroll related expenses	254,080	(252,694)

Net cash used in operating activities	(71,803)	(1,748,356)

Cash flows from investing activities:
Purchases of Certificate of Deposit – restricted cash	—	(8,361)
Purchase of property and equipment	(56,311)	(15,314)

Net cash used in investing activities	(56,311)	(23,675)

Cash flows from financing activities:
Borrowings from notes payable	700,000	—
Payments on lease line of credit	—	(34,723)
Deferred offering costs	(312,075)	—

Net cash flows provided by (used in) financing activities	387,925	(34,723)

Increase (decrease) in cash and cash equivalents	263,065	(1,806,754)

Cash and cash equivalents, beginning of period	67,782	4,554,890

Cash and cash equivalents, end of period	$330,847	$2,748,136

Supplemental disclosures for cash flow information:

Cash paid for interest	$643	$11,200
Cash paid for income taxes	$—	$981
Non –cash investing activities – personal transfer of stock	$169,331	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

Note 1. Organization and Nature of Operations

Organization and Business

The principal business of American Mold Guard, Inc. (the “Company”) is antimicrobial surface treatment providing mold prevention services to the residential home building industry and antimicrobial infection control services to healthcare facilities and other institutions. The Company focuses its mold prevention effort on single and multi-family residential new construction. Through its wholly-owned subsidiary, AMG Scientific, LLC, the Company offers its infection control surface treatment to health care facilities and other institutions. Currently, the Company operates 16 service centers in five states – California, Florida, Texas, Mississippi and Louisiana. Through its wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), the Company also provides termite control services.

Wholly Owned Subsidiary

On October 1, 2003, the Company created a wholly-owned subsidiary for the purpose of conducting planned franchising activities. The wholly-owned subsidiary is named “American Mold Guard Franchise, Inc.” Since that time the Company has not conducted any franchising activity through American Mold Guard Franchise, Inc. and no financial transactions have occurred. American Mold Guard Franchise Inc. has been dormant since its establishment in 2003.

Unaudited Interim Financial Statements

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Management’s Plan

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s historical financial performance, its current financial condition and the uncertainty as to whether the Company will be able to obtain additional financing, raise doubt about the Company’s ability to continue as a going concern. The Company realized revenue gains for the quarter ended March 31, 2007 and the Company incurred a net loss of $1.2 million during that same period and as of March 31, 2007.For the quarter ended March 31, 2007, the Company had working capital of $3.2 million, an accumulated deficit of $19.2 million and stockholders’ equity of $4.3 million. The Company realized revenue gains for the year ended December 31, 2006 and incurred a net loss of $7.4 million for the year and as of December 31, 2006. As of December 31, 2006, the Company had working capital of $4.3 million, an accumulated deficit of $17.9 million and stockholders’ equity of $5.5 million.

The Company’s top financial priorities for 2007 are to drive revenue growth and increase gross margins while holding flat or driving down selling, general and administrative costs as compared to the second half of 2006. Management believes that execution of this plan will provide sufficient operating cash in 2007. Significant orders in the Company’s infection control business would necessitate increased capital to fund company growth, and the Company is prepared to seek capital as its business develops. Management is also prepared to seek additional sources of funding should there be a delay in the rate of mold prevention sales growth. There is no assurance that such additional funding will be available on terms acceptable to the Company if at all.

Note 2. Summary of Critical Accounting Policies

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

Restricted Cash

As of March 31, 2007, the Company has two certificates of deposit totaling $761,014, including interest, which serve as collateral for credit balances created under the Company’s lease line of credit (see Note 6) and business credit card.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the three months ended March 31, 2007 and 2006.

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

For the three months ended, March 31, 2007 and 2006, one customer accounted for 11.9% and 26.9% of revenues, respectively. As of March 31, 2007 and December 31, 2006, one customer accounted for approximately 11.2% and 18.5%of total receivables, respectively. Given the significant amount of revenues derived from this customer, the loss of this customer or the non-collection of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in California and Louisiana as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s state returns in California are years 2002 through 2006 and in Louisiana are years 2005 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of March 31, 2007 and December 31, 2006 or during the three months ended March 31, 2007 and 2006.

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

Stock-based Compensation under FAS123R

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, for periods beginning in fiscal 2006. In March 2006, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

There were no stock options granted during the three months ended March 31, 2007. Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $32,765 and $33,407, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the Condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Pre-vesting forfeitures were estimated to be approximately 9.6% and 0% in the first quarters of 2007 and 2006, respectively, based on historical experience.

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

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 6,352,410 and 1,024,803 as of March 31, 2007 and 2006, respectively.

Reclassification

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact this standard may have on the Company’s financial position and results of operations, but do not believe the impact of the adoption will be material.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on July 1, 2008. The Company is currently assessing the impact of SFAS 159.

Note 4. Capitalization

The accompanying consolidated financial statements give retroactive effect to a reverse stock split pursuant to which each share of common stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of common stock. The reverse stock split was effective as of April 7, 2006.

Note 5. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2006	March 31, 2007 (Unaudited)
Field equipment and vehicles	$1,106,204	$1,110,291
Office furniture and fixtures	211,760	222,987
Accumulated depreciation	(442,645)	(525,684)

Property and equipment, net	$875,319	$807,594

At March 31, 2007 and December 31, 2006, fixed assets under capital lease obligations aggregated $711,582. Related accumulated depreciation was $139,336 and $80,136, respectively.

Note 6. Lease Line of Credit

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America (the “Line of Credit”). During the year, the Company borrowed an aggregate of $650,908 against the Line of Credit. For the year ended December 31, 2006, the Company paid $43,815 towards the Line of Credit. The Line of Credit has a 48-month term with a $1.00 buy-out at the end of the term.

As of March 31, 2007, the total credit available under the Line of Credit remained at $640,000 and the Company had an outstanding balance of $572,370 against the Line of Credit. During the quarter, the Company paid $34,723 towards the lease Line of Credit.

The Line of Credit has been classified as a capital lease obligation. The monthly installments range from $1,237 to $7,590, and the interest rates at March 31, 2007 range from 7.79% to 8.25%. As of March 31, 2007, an aggregate of $572,370 is outstanding under the Line of Credit of which $150,316 is due within the next twelve months.

Note 7. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the outstanding warrants of the Company as of March 31, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
April 2005 Warrants	170,062	5.88	1.04 years
June 2006 Warrants	15,000	5.00	2.21 years
August 2006 Warrants	13,000	5.00	1.34 years
November 2006 Warrants	20,000	3.00	2.63 years

Balance, March 31, 2007	218,062	$4.99	1.11 years

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

Class A and Class B Purchase Warrants

Listed below are the A and B warrants of the Company as of March 31, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	4.09 years
May 2006 IPO Class B Warrants	2,930,770	13.00	4.09 years

Balance, March 31, 2007	5,861,540	$11.37	4.09 years

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

Note 8. Stockholders Equity (Deficiency)

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

A summary of option activity under the Plan for the quarter ended March 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2006	272,808	$4.52	8.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding on March 31, 2007 (unaudited)	272,808	$4.52	8.07	—

Exercisable on March 31, 2007 (unaudited)	176,326	$4.16	7.78	$—

As of March 31, 2007, there was $161,053 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Note 9. Commitments and Contingencies

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

Future minimum lease payments under these non-cancelable operating leases are as follow:

Years ending December 31,
2007	$576,822
2008	453,604
2009	188,101
2010	2,027

$1,220,554

Rent expense was $71,921 and $111,455 during the three months ended March 31, 2006 and 2007, respectively.

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

Note 10. Subsequent events

On April 27, 2007, the Company issued warrants to two persons in connection with the payment for services received by the Company from such persons for infection control studies. The warrants entitle the holders thereof to purchase up to an aggregate of 40,000 shares of common stock at any time until April 27, 2010, at a purchase price of $2.16 per share.

On April 30, 2007, Dr. Asif Ali resigned as President of AMG Scientific, LLC to pursue other interests associated with the active practice of medicine.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended March 31, 2007. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiary.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our s financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, competitive product and service development, future broad market acceptance of mold and hospital acquired infection prevention services, difficulties in raising additional capital in the future, difficulties and delays in establishing the “Mold Guard” brand, the impact of the absence of significant proprietary technology underlying our services, a continued and long-term dependence on a limited number of customers, changes to the inventory levels of our raw materials suppliers, the impact of a continued absence of exclusive or long-term commitments from our customers, changes in the anticipated size or trends of the markets in which we compete, judicial decisions and governmental laws and regulations, and changes in general economic conditions in the markets in which we may compete. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect our business, particularly those mentioned under the section entitled “Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We provide antimicrobial surface treatment services to builders of single and multi-family homes and to health care facilities and other large institutions. To date, we have provided our service to over 650 national and regional single and multi-family home builders through 16 service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc.

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

Our strategy is to continue to grow sales and reach operating profitability by being the leader in anti microbial surface treatments. To accomplish this goal we plan to continue to enter new regions and establish new service centers throughout the country for our mold prevention services. We also plan to assist large organizations, institutions and government facility managers in combating the occurrence of harmful microbes on interior surfaces. Through the formation of our wholly-owned subsidiary, AMG Scientific, LLC, we intend to broaden our available market for treating interior surfaces for the purpose of providing infection control. The challenge that we face in our infection control business is timely adoption of our infection control treatment application by large institutions and balancing our goals of achieving profitability. We intend to utilize our existing service center capabilities to deploy our surface interior treatment services.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed,the amount of the service and contract value is determinable and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. We do not require collateral on our accounts receivable.

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We did not note any indicators of impairment during the quarter ended March 31, 2007.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $53,241 at March 31, 2007.

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

We adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $32,765 and $33,407, respectively.

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

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated:

First Quarter 2006 compared to first quarter 2007:

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2007
Revenue	$2,761,654	$2,102,318	($659,336)	23.9%
Cost of revenue	1,597,513	1,071,612	(525,901)	32.9%

Gross margin	1,164,141	1,030,706	(133,435)	11.5%
Selling, general and administrative expenses	1,564,305	2,326,374	762,069	48.7%

Loss from operations	(400,164)	(1,295,668)	895,504	223.8%
Interest income (expense)	(728,697)	49,998	(778,695)	106.9%

Loss before provision for income taxes	(1,128,861)	(1,245,670)	116,809	10.3%
Provision for income taxes	3,868	981	(2,887)	74.6%

Net loss	($1,132,729)	($1,246,651)	113,922	10.1%

Revenues

Revenue for the three months ended March 31, 2007 decreased to $2,102,318 compared to $2,761,654 during the same period last year. The 24% decrease in revenue is attributable to the housing downturn in California and a slowdown in the restoration business in the Gulf region.

Revenue by region for the three months ended March 31, 2007 versus the three months ended March 31, 2006 is summarized below:

Region	Three Months Ended March 31, 2006	Percentage of Revenue	Three Months Ended March 31, 2007	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$1,339,219	48.5%	$1,006,299	47.9%	$(332,920)	(24.9%)
Florida	404,166	14.6%	513,539	24.4%	109,373	27.1%
Gulf	798,460	28.9%	270,502	12.9%	(527,958)	(66.1%)
Midwest	—	—	145,700	6.9%	145,700	100.0%
Other	219,809	8.0%	166,278	7.9%	(53,531)	24.4%

Total	$2,761,654	100.0%	$2,102,318	100.0%	$(659,336)	23.9%

Revenue in the California region decreased $332,920 or 24.9% in the first quarter of 2007 versus the same period for 2006. The overall decrease is due to the new construction slow down in California as builders reduced new housing starts in an effort to reduce their inventory.

Revenue in the Florida region increased $109,373 or 27.1%, in the first quarter of 2007 versus the same period of 2006. The increase is attributable to the expansion of our services throughout the state despite the current construction slow down.

Revenue in the Gulf region decreased $527,958 or 66.1% in the first quarter of 2007 versus the same period of 2006. The decrease is primarily attributable to the lower level of consumer driven restoration projects due to money flow delays and homeowner indecisiveness. As a result, we have positioned our Gulf region sales force to focus on new construction projects.

Revenue in the Midwest region increased $145,700 or 100% in the first quarter 2007 versus the same period of 2006. The Midwest region was established in the third quarter of 2006 to capture the market opportunity associated with new housing starts in Houston, Dallas, San Antonio and Austin, Texas.

Other region revenue comprises projects serviced outside of existing primary regions, where we have service centers. Other revenue decreased $53,531 or 24.4%, in the first quarter of 2007 versus the same period for 2006. Our National multi-family sales team also targets project opportunities throughout the United States. In the first quarter of 2007, projects were completed in Massachusetts and Virginia where we currently do not have service centers.

We also analyze revenue based on type of construction treated. National builder projects decreased from $727,000 to $533,587 during the first quarter of 2007, a decrease of 27% compared to the same period in 2006. Single family construction decreased from $1,465,700 to $1,401,911 during the first quarter of 2007, a decrease of 4% from the same quarter in 2006. Service to multi-family construction increased from $568,954 to $826,156, an increase of 45% for the first quarter of 2007 versus the first quarter of 2006.

Cost of Revenue

Three Months Ended March 31, 2006	Percent of revenues	Three Months Ended March 31, 2007	Percent of Revenues	Increase (Decrease)
$1,597,513	57.9%	$1,071,612	50.9%	$525,901

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense, relating to equipment used to provide our services. Cost of revenue for the quarter ended March 31, 2007 totaled $1,071,612 a decrease of 32.9 % compared to the cost of revenue for the period ended March 31, 2006. The decrease was a result of improved labor productivity and an overall decrease in raw material costs due to improved pricing and optimized usage.

Raw material costs have decreased as a percentage of revenue from 14% in the first quarter of 2006 to 10.2% for the same time period in 2007. This decrease is attributable to an overall material cost price reduction which was implemented in the third quarter of 2006 as well as optimized material usage.

Direct labor cost as a percentage of revenue decreased from 30.6% in the first quarter of 2006 to 25.5% in the same period in 2007. The decrease is primarily a result of higher labor utilization through improved job scheduling and the use of productivity tools such as new sprayers, box trucks and improved soda pot performance.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have increased as a percentage of revenue from 11% in the first quarter of 2006 to 15.2% for the same time period in 2007. The increase is primarily a result of the fixed costs for equipment with lower quarterly revenue.

Selling, General and Administrative Costs

Three Months Ended March 31, 2006	Percent of Revenues	Three Months Ended March 31, 2007	Percent of Revenues	Increase (Decrease)
$1,564,305	56.6%	$2,326,374	110.7%	$762,069

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The increase from the first quarter of 2006 to the first quarter of 2007 was $762,069. The increase is primarily attributable to investments in region, service center and corporate infrastructure which increased $538,415 or 73%, regional and brand marketing which decreased $153,057 or 45%, and the added cost of being a public company which increased $148,546 or 100%. The investment in region, service center and corporate infrastructure was driven by the addition of five new service centers and the Midwest region as well as key management hires such as a CFO, Human Resources Director, Marketing Director and Director of IT. The investment in regional and brand marketing increased in support of trade shows, marketing materials to support the sales staff, branding of company equipment and our investment in Gulf region advertising after Hurricane Katrina. As a result of being a public company we experienced an increase in legal and accounting costs. Further as a result of being a public company, we began incurring costs associated with compensating our board of directors, establishing an investor relations program and meeting listing and filing fee obligations. As a percentage of revenue, selling, general and administrative costs increased from 56.6% in the first three months of 2006 to 110.7% for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. As of March 31, 2007, our working capital was $3.2 million, compared to $4.4 million as of December 31, 2006. The primary reason for this decrease is due to the net operating loss for the first quarter of 2007.

Our net loss was $1,246,651 and $1,132,729 during the three months ended March 31, 2007 and 2006, respectively. The loss from operations increased from $400,164 for the three months ended March 31, 2006 to $1,295,668 due to lower revenue and higher selling, general and administrative expense. Interest expense in the three months ended March 31, 2006 was $728,697 as compared to interest income of $49,998 in the three months ended March 31, 2007. The primary reason for this change is due to the receipt of IPO proceeds which were used to retire our debt.

Changes in Working Capital between December 31, 2006 and March 31, 2007

During the three months ended March 31, 2007, our working capital decreased from $4,379,463 as of December 31, 2006 to $3,192,170, or a decrease of $1,187,293. The principal reasons for the decrease in working capital were as follows:

•	Cash decreased by $1,806,754 primarily as a result of our net operating loss for the quarter .

•	Accounts Receivable increased by $523,131, primarily due to the increased revenues in the last month of the quarter.

•	Prepaid expenses and deposits decreased by $98,464 as the result of payment of our General Liability and our Auto policy.

•	Accrued payroll related expenses decreased $252,694 as a result of paying our Workers Compensation policy premium and payroll related expenses.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-QSB. The risks and uncertainties described below are not the only ones we face. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our securities.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through March 31, 2007. At March 31, 2007, we had cumulative net losses of $19.2 million and working capital of $3.2 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. Our growth strategy is to increase our markets and our market share by adding new service centers and sales professionals and by opening more regions. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

As of March 31, 2007, we had approximately $2.7 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates a national roll-out of service centers in targeted markets and penetration into large institutions, organizations and government facilities for interior surface treatment, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such as an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection if AMG Scientific, LLC is unable to successfully sell its infection control surface treatment. Additionally builders could discontinue ordering for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

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

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

Future sales of our common stock may cause our stock price to decline.

Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Additionally our officers, directors and pre-offering holders of approximately 1,579,413 shares of our stock were subject to a lock-up agreement that expired on April 26, 2007. If these stockholders sell a significant amount of these shares on or after that date, this could significantly reduce the market price of our common stock.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2007, we issued warrants to two persons in connection with the payment for services received by the Company from such persons for infection control studies. The warrants entitle the holders thereof to purchase up to an aggregate of 40,000 shares of common stock at any time until April 27, 2010, at a purchase price of $2.16 per share.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.
10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

Exhibit No.	Description
10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement, previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Commission on November 13, 2006, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 11th day of May, 2007.

Date: May 11, 2007

AMERICAN MOLD GUARD, INC.

/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer