Form 10QSB
period 2007-06-30
AMERICAN MOLD GUARD INC
filed 2007-08-14
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number: 001-32862

AMERICAN MOLD GUARD, INC.

(Exact name of small business issuer as specified in its charter)

California	74-3077656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30270 Rancho Viejo Road, Suite E, San Juan Capistrano, California 92675

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 6, 2007, 4,656,623 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2007 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,554,890	$1,493,313
Accounts receivable, less allowance for doubtful accounts of $85,486 and $68,514, as of December 31, 2006 and June 30, 2007, respectively	1,222,339	1,531,734
Inventories	125,347	58,565
Prepaid expenses and deposits	409,027	280,696
Other current assets	27,399	—

Total Current Assets	6,339,002	3,364,308
Restricted cash	752,653	104,375
Property and equipment, net (Note 4)	875,319	726,615
Intangible assets, net	2,368	1,691

Total Assets	$7,969,342	$4,196,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,150,286	$822,595
Lease line of credit, current portion (Note 5)	146,326	—
Accrued payroll and related expenses	661,346	312,441
Short term notes payable	1,581	1,581

Total Current Liabilities	1,959,539	1,136,617
Long-Term Liabilities:
Lease line of credit, net of current portion (Note 5)	460,767	—

Total Liabilities	2,420,306	1,136,617

Commitments and contingencies (Notes 5 through 8)
Stockholders’ Equity (Deficiency) (Notes 6 through 9)
Common stock, no par value, 50,000,000 shares authorized, 4,605,092 and 4,626,623 shares issued and outstanding on December 31, 2006 and June 30, 2007, respectively	16,606,734	16,615,990
Additional paid-in capital	6,920,413	7,021,524
Accumulated deficiency	(17,978,111)	(20,577,142)

Total Stockholders’ Equity (Deficiency)	5,549,036	3,060,372

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,969,342	$4,196,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007
Revenue, net	$2,591,968	$1,876,280	$5,353,622	$3,978,598
Cost of revenue:
Direct costs	1,449,341	886,375	3,013,296	1,881,720
Depreciation expense	38,056	54,851	71,614	131,118

Total cost of revenue	1,487,397	941,226	3,084,910	2,012,838

Gross margin	1,104,571	935,054	2,268,712	1,965,760
Selling, general and administrative expenses	2,738,263	2,288,980	4,302,568	4,615,354

Loss from operations	(1,633,692)	(1,353,926)	(2,033,856)	(2,649,594)
Interest income (expense)	(1,913,352)	6,563	(2,642,050)	56,561

Loss before income tax provision	(3,547,044)	(1,347,363)	(4,675,906)	(2,593,033)
Provision for income taxes	965	5,016	4,833	5,997

Net loss	(3,548,009)	(1,352,379)	(4,680,739)	(2,599,030)
Dividends on cumulative preferred stock	11,720	—	304,163	—

Net loss applicable to common stockholders	$(3,559,729)	$(1,352,379)	$(4,984,902)	$(2,599,030)

Basic and diluted net loss per share	$(1.57)	$(0.29)	$(2.92)	$(0.56)

Dividends accumulated for the period on cumulative preferred stock	$(0.01)	$—	$(0.19)	$—

Net loss per share attributable to common stock per share	$(1.58)	$(0.29)	$(3.11)	$(0.56)

Weighted average number of common shares outstanding– basic and diluted	2,260,871	4,629,535	1,601,586	4,625,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2007
Cash flows from operating activities:
Net loss	$(4,680,739)	$(2,599,030)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	88,204	165,765
Bad debt recovery	—	(68,514)
Compensation expense from stock options	60,514	73,757
Fair value of warrant issued for services	56,766	36,608
Amortization of beneficial conversion debt discount	2,415,837	—
Loss on disposal of fixed asset	—	2,755
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(358,904)	(240,881)
Inventories	(23,281)	66,782
Prepaid expenses, deposits and other current assets	(211,160)	155,730
Accounts payable and accrued liabilities	(131,495)	(327,691)
Accrued payroll related expenses	(393,895)	(348,906)
Accrued interest payable	(246,097)	—

Net cash used in operating activities	(3,424,250)	(3,083,623)

Cash flows from investing activities:
Release of Certificate of Deposit – restricted cash	—	648,278
Purchase of property and equipment	(119,870)	(19,139)

Net cash (used in) provided by investing activities	(56,311)	629,139

Cash flows from financing activities:
Proceeds on issuance of common stock, net of $1.4 million of offering costs and underwriting discounts of $1.5 million	16,631,685	—
Borrowings from notes payable	750,000	—
Payments on lease line of credit	—	(607,093)
Payments on short term notes payable	(5,285,000)	—
Deferred offering costs	620,882	—

Net cash flows provided by (used in) financing activities	12,717,567	(607,093)

Increase (decrease) in cash and cash equivalents	9,173,447	(3,061,577)
Cash and cash equivalents, beginning of period	67,782	4,554,890

Cash and cash equivalents, end of period	$9,241,229	$1,493,313

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$1,484,000	—
Securities issued in repayment of bridge financing	1,500,000	—
Property and equipment acquired under lease line of credit	294,539	—
Cash paid for interest	$474,076	$38,574
Cash paid for income taxes	$2,555	$5,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

Note 1. Organization and Nature of Operations

Organization and Business

The principal business of American Mold Guard, Inc. (the “Company”) is antimicrobial surface treatment providing mold prevention services to the construction industry and antimicrobial surface treatment infection control services to healthcare facilities and other institutions. The Company focuses its mold prevention effort on multi-family and single family residential new construction. Through its wholly-owned subsidiary, AMG Scientific, LLC, the Company plans to offer its infection control surface treatment services to health care facilities and other institutions. Currently, the Company operates service centers in five states – California, Florida, Texas, Mississippi and Louisiana. Through its wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), the Company also provides termite control services.

Wholly Owned Subsidiary

On October 1, 2003, the Company created a wholly-owned subsidiary for the purpose of conducting planned franchising activities. The wholly-owned subsidiary is named “American Mold Guard Franchise, Inc.” Since that time the Company has not conducted any franchising activity through American Mold Guard Franchise, Inc. and no financial transactions have occurred. American Mold Guard Franchise, Inc. has been dormant since its establishment in 2003.

Unaudited Interim Financial Statements

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Management’s Plan

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s historical financial performance, its current financial condition and the uncertainty as to whether the Company will be able to obtain additional financing, raise doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss of $1.4 million during the three months ended June 30, 2007. For the quarter ended June 30, 2007, the Company had working capital of $2.2 million, an accumulated deficit of $20.6 million and stockholders’ equity of $3.0 million. The Company realized revenue gains for the year ended December 31, 2006 and incurred a net loss of $7.4 million for the year and as of December 31, 2006. On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a secured convertible note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. (Note 9)

The Company’s top financial priorities for 2007 are to drive revenue growth and increase gross margins while holding flat or driving down selling, general and administrative costs as compared to the second half of 2006. Management believes that execution of this plan, combined with the above referenced financing will provide sufficient operating cash in 2007. Development of the Company’s antimicrobial surface treatment infection control services will necessitate increased capital to fund Company growth, and the Company is prepared to seek additional capital as its business develops. There is no assurance that such additional funding will be available on terms acceptable to the Company if at all.

Note 2. Summary of Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AMG Scientific, LLC since its date of inception (October 12, 2006) and Trust One. All significant inter-company accounts and transactions are eliminated upon consolidation.

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

Restricted Cash

As of June 30, 2007, the Company had one certificate of deposit totaling $104,375, including interest, which serves as collateral for the Company’s business travel credit cards.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the three and six months ended June 30, 2007 and 2006.

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

One customer accounted for 21.4% of revenue for the three months ended June 30, 2007 versus 16.1% during the same period last year. For the six months ended June 30, 2007, one customer accounted for 18.3% of revenue versus 14.8% during the same period last year. As of June 30, 2007 and December 31, 2006, this customer accounted for approximately 18.0% and 18.5% of total receivables, respectively. Given the significant amount of revenues derived from this customer, the loss of this customer or the non-collection of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of June 30, 2007 and December 31, 2006 or during the three and six months ended June 30, 2007 and 2006.

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year.

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

Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $31,737 and $64,503, respectively, and $27,107 and $60,514 for the three and six months ended June 30, 2006, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures.

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

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 6,452,480 and 6,436,654 as of June 30, 2007 and 2006, respectively.

The accompanying consolidated financial statements give retroactive effect to a reverse stock split pursuant to which each share of common stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of common stock. The reverse stock split was effective as of April 7, 2006.

Recent Accounting Pronouncements

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

The Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on the consolidated financial statements.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, and the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement has had an impact of $19,500 on the Company’s financial position, results of operations and cash flows.

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

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2006	June 30, 2007 (Unaudited)
Field equipment and vehicles	$1,106,204	$1,113,128
Office furniture and fixtures	211,760	221,221
Accumulated depreciation	(442,645)	(607,734)

Property and equipment, net	$875,319	$726,615

Note 5. Lease Line of Credit:

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America having a 48-month term with a $1.00 buy-out for related leased assets at the end of the term (the “Line of Credit”). During the year ended December 31, 2006, the Company borrowed an aggregate of $650,908 against the Line of Credit. For the year ended December 31, 2006, the Company paid $43,815 towards the Line of Credit.

As of March 31, 2007, the total credit available under the Line of Credit remained at $640,000 and the Company had an outstanding balance of $572,370 against the Line of Credit. During that quarter, the Company paid $34,723 towards the lease Line of Credit.

In June 2007, the Company made the decision to pay off the Line of Credit in full. During the quarter ended June 30, 2007 the Company paid $572,370 to pay off the Line of Credit.

Note 6. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the outstanding warrants of the Company as of June 30, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
April 2005 Warrants	170,062	$5.88	0.79 years
June 2006 Warrants	15,000	5.00	1.96 years
August 2006 Warrants	13,000	5.00	1.09 years
November 2006 Warrants	20,000	3.00	2.38 years
April 2007 Warrants	40,000	2.16	2.83 years

Balance, June 30, 2007	258,062	$4.98	1.32 years

The April 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 170,062 shares of common stock at any time until April 15, 2008 at a purchase price of $5.88 per share. In connection with the issuance of the April 2005 Warrants, the Company recorded $147,368 of debt discount, which it charged against the face value of the $600,000 Convertible Notes issued in April 2005 and has been amortized over the life of Convertible Note which was paid in May 2006.

The June 2006 Warrants were issued in conjunction with payment for services to be received by the Company over a twelve month period. The Warrants entitle the holder thereof to purchase up to 15,000 shares of common stock at any time until June 2009 at a purchase price of $5.00 per share. In connection with the issuance of the June 2006 Warrants, the Company recorded a prepaid asset which will be amortized to expense as the related services are received. The Company estimated the fair value of such warrants to be $23,029 using the Black-Scholes valuation model.

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

In April 2007, the Company issued 40,000 warrants in conjunction with payment for services received by the Company commencing April 2007. The warrants entitle the holder thereof to purchase up to 40,000 shares of common stock at any time until April 2010 at a purchase price of $2.16 per share. The Company estimated the fair value of such warrants to be $36,608 using the Black-Scholes valuation model.

Class A and Class B Purchase Warrants

Listed below are the A and B warrants of the Company as of June 30, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	3.84 years
May 2006 IPO Class B Warrants	2,930,770	13.00	3.84 years

Balance, June 30, 2007	5,861,540	$11.37	3.84 years

In May 2006, there were 2,930,770 Class A warrants issued and outstanding of which 2,700,000 were included in units sold by the Company during its initial public offering completed in May 2006 (the “IPO”) and 230,770 were included in units that were issued on April 26, 2006 to the holders of certain unsecured notes (the “Unsecured Notes”). The Class A warrants issued are exercisable beginning May 26, 2006 and expire on April 26, 2011. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $9.75 per share. The exercise price may be adjusted upon the occurrence of certain events.

In May 2006, there were 2,930,770 Class B warrants issued and outstanding of which 2,700,000 were included in the units sold in the IPO and 230,770 were included in the units that were issued to the holders of the Unsecured Notes. The Class B warrants are identical to the Class A warrants except that the Class B warrants have an exercise price of $13.00 per share and the Class B warrants may only be redeemable after gross revenues for any previous 12 month period, as confirmed by independent audit, equals or exceeds $20 million.

In connection with the April 26, 2006 issuance of shares of common stock, Class A Warrants and Class B Warrants to holders of the Unsecured Notes, the Company agreed to : (i) file, on or before May 26, 2007, a registration statement to register for resale the shares of common stock, Class A Warrants and Class B Warrants issued to the holders of the Unsecured Notes and (ii) have such registration statement declared effective by the Securities and Exchange Commission on or before July 29, 2007. If the Company fails to meet these requirements, the Company is obligated to pay monthly liquidated damages in cash to the holders of the Unsecured Notes in an amount equal to one percent (1%) of the holders’ original outstanding principal amount of the Unsecured Notes purchased, per month. The Company filed the requisite registration statement on July 5, 2007, and, accordingly, as of June 30, 2007, the Company accrued a liability of $19,500 which was charged to interest expense in the current quarter.

Note 7. Stockholder’s Equity (Deficiency)

Equity Incentive Plan

The shareholders of the Company approved the Equity Incentive Plan (the “Plan”) on April 28, 2003, which reserved for issuance a total of 340,124 shares of common stock for incentive compensation grants of shares of common stock, stock options and restricted stock awards to the Company’s full-time key employees, consultants and directors. The Plan was amended in December 2005 to increase the number of shares reserved under the Plan to 425,155 shares of common stock. On June 1, 2007, at the Company’s annual stockholders meeting, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the plan to 1,500,000. Stock options granted under the Plan generally vest one-third after 12 months while the remainder vests ratably in quarterly installments over the next two years. All unexercised options expire after five years from the date of grant.

A summary of option activity under the Plan for the six months ended June 30, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2006	272,808	$4.52	8.31	$—
Granted	90,000	2.15	—	—
Forfeited or expired	(29,930)	—	—	—

Outstanding on June 30, 2007 (unaudited)	332,878	$3.95	7.09	—

Exercisable on June 30, 2007 (unaudited)	171,128	$4.29	7.64	$—

As of June 30, 2007, there was $213,214 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Convertible Preferred Stock

In connection with the Company’s IPO, each share of Series A and Series B convertible preferred stock outstanding as of May 2, 2006 was automatically converted into common stock at a ratio of one share of common stock for each share of preferred stock. As of May 2, 2006, 170,062 Series A preferred and 154,591 Series B preferred shares were converted to 324,653 common shares. As a result of the conversion of these preferred shares into common stock, the Company’s obligation to pay cumulative preferred dividends terminated. In January 2007, the Company issued Series A preferred shareholders 1,531 additional shares of the Company’s common stock as an anti-dilution provision adjustment.

Note 8. Commitments and Contingencies

Litigation

The Company is currently involved in litigation in the State of Louisiana. The complainant in the litigation (the “Complainant”) has alleged that certain property owned by the Complainant did not receive certain agreed upon mold remediation services from the named defendant (the “Defendant”). The Defendant has in turn brought an action against the Company alleging that the Defendant subcontracted the Company to perform the mold remediation services that are the subject of Complainant’s complaint, and therefore if Defendant is found liable to Complainant, then the Company should be liable to Defendant. This lawsuit is currently in its discovery phase, and further, the Company believes that the lawsuit is without merit.

Purchase Agreement

On November 1, 2006 a supply agreement was entered into between the Company and a vendor. Under the supply agreement, the vendor has agreed to manufacture and provide the antimicrobial, AMG-X40, to the Company on an exclusive basis. The Company has exclusive rights to use, apply, market, sell, advertise and distribute the AMG-X40 product for a period of five years from the November 1, 2006 effective date. The supply agreement may be terminated at any time subject to certain conditions. The Company has agreed to purchase 100% of its requirement for antimicrobial AMG-X40 from the vendor during the term of the supply agreement. The Company has agreed to purchase from the vendor an aggregate annual invoice price of at least $240,000 for the first year, $480,000 for the second year, $810,000 for the third year, $1,200,000 for the fourth year and the succeeding year of the term. Should the Company’s purchases not meet minimums, as defined above; the Company will pay the vendor the difference between actual total purchases and the minimums for each year no later than thirty (30) days after the end of each year.

Note 9. Subsequent events

On July 19, 2007, the Company entered into the Security Agreement with Calliope. Pursuant to the Security Agreement, the Company issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 (the “Secured Convertible Note”) and obtained a maximum $2,000,000 revolving credit facility (the “Revolving Credit Facility”).

The Secured Convertible Note bears interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time plus two percent (2%), subject to a floor of nine percent (9%) per annum and a ceiling of eleven (11%) per annum until paid. The initial interest payable on the Secured Convertible Note is ten and one-quarter percent (10.25%) per annum. Interest due under the Secured Convertible Note is payable monthly in arrears beginning on September 1, 2007. The maturity date of the Secured Convertible Note is July 19, 2010. Amortizing payments are due pursuant to the Secured Convertible Note on October 1, 2007, and the first business day of each month thereafter in an amount equal to $60,606.06. The Company has the right to prepay the Secured Convertible Note at any time by paying to Calliope a sum of money equal to one hundred thirty percent (130%) of the principal amount of the Secured Convertible Note outstanding at the time of prepayment, together with all accrued but unpaid interest thereon. Calliope has the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of common stock of the Company at a fixed conversion price equal to $1.85 per share. If an Event of Default (as defined in the Secured Convertible Note) occurs, the Company is required to pay additional interest on the outstanding balance of the Secured Convertible Note equal to one percent (1%) per month until such Event of Default is cured or waived.

Out of the $2,000,000 in gross proceeds that the Company has received from Calliope through the issuance of the Secured Convertible Note, the following fees have been paid in connection with the transaction:

•	$140,000 to Laurus Capital Management LLC, the manager of Calliope, for commitment fees.

•	$125,000 to Equity Source Partners for financial advisory fees and non-accountable expenses.

•	$55,966 to Calliope and Loeb & Loeb LLP for due diligence and legal fees.

Thus, the Company received net proceeds of $1,679,034 from the issuance of the Secured Convertible Note to Calliope.

Pursuant to the terms of the Revolving Credit Facility, Calliope may make revolving loans (the “Revolving Loans”) to the Company from time to time during the term of the Revolving Credit Facility in an aggregate amount not to exceed the lesser of (i) $2,000,000 minus $250,000 until the Company achieves operating profitability for any two consecutive fiscal quarters or (ii) an amount equal to ninety percent (90%) of eligible Company commercial account receivables plus seventy percent (70%) of eligible Company consumer account receivables minus $250,000. Any Revolving Loans made to the Company will be evidenced by one or more “Revolving Loan Notes”, and will bear interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time plus two percent (2%). If any Event of Default (as defined in the Revolving Credit Facility) occurs under a Revolving Loan, the Company is required to pay additional interest on the outstanding balance of any Revolving Loan equal to one percent (1%) per month. As of the date of this filing, the Company has not yet received any Revolving Loans under the Revolving Credit Facility.

The Secured Convertible Note and any and all Revolving Loans are secured by all of the assets of the Company as more fully set forth in the Security Agreement.

As part of the transaction established by the Security Agreement, the Company issued to Calliope a common stock purchase warrant (the “Warrant”). The Warrant entitles the holder thereof to purchase up to 1,137,010 shares of the Company’s common stock at any time until July 19, 2012 at a purchase price of $1.93 per share. The purchase price may be adjusted if specific events occur, as defined in the Warrant.

In connection with the transaction, the Company issued to several employees of Equity Source Partners common stock purchase warrants (the “Warrants”). The Warrants entitle the holders thereof to purchase in aggregate up to 54,054 shares of the Company’s common stock at any time until July 19, 2012 at a purchase price of $1.93 per share. The purchase price may be adjusted if specific events occur, as defined in the Warrants.

As a further part of the transaction established by the Security Agreement, the Company and Calliope entered into an Equity Pledge Agreement pursuant to which, as security for the Secured Convertible Note and any Revolving Loans, the Company has pledged to Calliope all of the Company’s rights, title and interests in all of the Company’s equity interest in its two wholly-owned subsidiaries, Trust One Termite, Inc., a California corporation and AMG Scientific, LLC, a California limited liability company.

As a further part of the transaction established by the Security Agreement, the Company and Calliope entered into a Registration Rights Agreement pursuant to which the Company is required to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, relating to the shares of Company common stock issuable upon conversion of the Secured Convertible Note and upon exercise of the Warrant. The registration statement required to be filed by the Company pursuant to the Registration Rights Agreement must be filed within 60 days after the issuance of the Secured Convertible Note and the Warrant and must be declared effective by the Securities and Exchange Commission within 180 days after the issuance of the Secured Convertible Note and Warrant. If the required registration statement is not filed within 60 days after the issuance of the Secured Convertible Note and the Warrant, or declared effective within 180 days after the issuance of the Secured Convertible Note and Warrant, then the Company shall be required to pay to Calliope, as liquidated damages, an amount in cash equal to one percent (1%) of the principal amount of the Secured Convertible Note for each 30-day period that the Company fails to file the registration statement as required or fails to have the registration statement declared effective as required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended June 30, 2007. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiaries.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our s financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, competitive product and service development, the ability to fully develop the Company’s surface infection control services, future broad market acceptance of mold and hospital acquired infection prevention services, difficulties in raising additional capital in the future, difficulties and delays in establishing the “Mold Guard” brand, the impact of the absence of significant proprietary technology underlying our services, a continued and long-term dependence on a limited number of customers, changes to the inventory levels of our raw materials suppliers, the impact of a continued absence of exclusive or long-term commitments from our customers, changes in the anticipated size or trends of the markets in which we compete, judicial decisions and governmental laws and regulations, and changes in general economic conditions in the markets in which we may compete. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect our business, particularly those mentioned under the section entitled “Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We provide antimicrobial surface treatment services to builders of single and multi-family homes and to health care facilities and other large institutions. To date, we have provided our service to over 650 national and regional multi and single family home builders through service centers located in California, Florida, Texas, Mississippi and Louisiana. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc.

We continue to lose money on an operating and cash flow basis. One of the reasons that we have yet to be cash flow positive and profitable is because we continue to invest in our business by expanding our sales and marketing capability while also opening new regions. Additionally, our costs of operating as a public company have increased and our sales were affected by the decline in the rate of growth of the new home construction industry in 2006.

Our strategy is to grow mold prevention sales by focusing on multi-family developers. To accomplish this goal we plan to continue to hire sales personnel in regions where multi-family development is more prevalent. We also plan to assist large organizations and institutions in combating the occurrence of harmful microbes on interior surfaces. Through the formation of our wholly-owned subsidiary, AMG Scientific, LLC, we intend to broaden our available market for treating interior surfaces for the purpose of providing surface infection control. The challenge that we face in our infection control business is timely adoption of our infection control treatment application by large institutions and balancing our available cash needed to sustain our operations. We intend to utilize our existing service center capabilities to deploy our surface interior treatment services in an effort to optimize operating costs.

Where we establish a sales presence and where we open new service centers and how many we will open will depend on a number of factors, including existing customer demand, the strength of the new housing market in a particular region, the extent to which mold may or may not be a problem in a particular region, the demand for infection control interior surface treatment and the availability of capital and other opportunities. In our experience, a new service center usually does not become cash flow positive until it has been operating for at least eight months and it does not become profitable until it has been operating for approximately one year. As a result, an aggressive expansion program would adversely affect our financial performance. On the other hand, we believe that an aggressive expansion policy would enable us to achieve our goal of capturing a larger market share relatively quickly in advance of our existing and potential competitors. We believe that an overall prevailing challenge for us presently is balancing our cash availability with our revenue growth objective in mold prevention and successful trial results in our surface infection control studies.

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

The lack of capital available to us prior to our IPO had a negative gross margin impact on our service operations in the areas of raw material cost, labor cost and labor productivity. The additional capital provided through our IPO has allowed us to implement operational improvement programs that have led to higher gross margins. We expect that as our sales grow, our gross margins will continue to expand.

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

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We did not note any indicators of impairment during the quarter ended June 30, 2007.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $68,514 at June 30, 2007.

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

We adopted SFAS 123(R) using the modified prospective application transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $64,503 and $60,514, respectively.

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

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	% Change
	2006	2007
Revenue, net	$2,591,968	$1,876,280	$(715,688)	27.6%
Cost of revenue	1,487,397	941,226	(546,171)	36.7%

Gross margin	1,104,571	935,054	(169,517)	15.3%
Selling, general and administrative expenses	2,738,263	2,288,980	(449,283)	16.4%

Loss from operations	(1,633,692)	(1,353,926)	(279,766)	17.1%
Interest income (expense)	(1,913,352)	6,563	(1,919,915)	100.3%

Loss before provision for income taxes	(3,547,044)	(1,347,363)	(2,199,681)	62.0%
Provision for income taxes	965	5,016	4,051	419.8%

Net loss	$(3,548,009)	$(1,352,379)	(2,195,630)	61.9%

	Six months Ended June 30,		Increase (Decrease)	% Change
	2006	2007
Revenue, net	$5,353,622	$3,978,598	$(1,375,024)	25.7%
Cost of revenue	3,084,910	2,012,838	(1,072,072)	34.8%

Gross margin	2,268,712	1,965,760	(302,952)	13.4%
Selling, general and administrative expenses	4,302,568	4,615,354	312,786	7.3%
Loss from operations	(2,033,856)	(2,649,594)	615,738	30.3%
Interest income (expense)	(2,642,050)	56,561	(2,698,611)	102.1%

Loss before provision for income taxes	(4,675,906)	(2,593,033)	(2,082,873)	44.5%
Provision for income taxes	4,833	5,997	1,164	24.1%

Net loss	$(4,680,739)	$(2,599,030)	(2,081,709)	44.5%

Revenues

Revenue for the three months ended June 30, 2007 decreased 27.6% to $1,876,280 compared to $2,591,968 during the same period last year. Year to date revenue decreased 25.7% or $1,375,024 compared to the same period last year. The overall decrease in revenue is attributable to a slowdown in the restoration business in the Gulf region and the reduction of new housing starts in California and Florida as builders decrease their inventory of new homes.

Revenue by region for the three months ended June 30, 2007 versus the three months ended June 30, 2006 is summarized below:

Region	Three Months Ended June 30, 2006	Percentage of Revenue	Three Months Ended June 30, 2007	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$1,433,650	55.3%	$1,009,935	53.8%	$(423,715)	(29.6%)
Florida	354,264	13.7%	389,742	20.8%	35,478	10.0%
Gulf	804,054	31.0%	242,525	12.9%	(561,529)	(69.8%)
Midwest	—	0.0%	146,281	7.8%	146,281	100.0%
Other	—	0.0%	87,797	4.7%	87,797	100.0%

Total	$2,591,968	100.0%	$1,876,280	100.0%	$(715,688)	(27.6%)

Revenue by region for the six months ended June 30, 2007 versus the six months ended June 30, 2006 is summarized below:

Region	Six Months Ended June 30, 2006	Percentage of Revenue	Six Months Ended June 30, 2007	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$2,817,888	52.6%	$2,016,235	50.7%	$(801,653)	(28.4%)
Florida	758,429	14.2%	903,281	22.7%	144,852	19.1%
Gulf	1,602,978	29.8%	513,027	12.9%	(1,089,951)	(68.0%)
Midwest	—	0.0%	281,980	7.3%	281,980	100.0%
Other	174,327	3.4%	254,075	6.4%	79,748	45.7%

Total	$5,353,622	100.0%	$3,978,598	100.0%	$(1,375,024)	(25.7%)

Revenue in the California region decreased $423,715 or 29.6% in the second quarter of 2007 versus the same period for 2006. Year to date revenue decreased $801,653 or 28.4% compared to the same period last year. The overall decrease is due to the new construction slow down in California as builders reduced new housing starts in an effort to reduce their inventory.

Revenue in the Florida region increased $35,478 or 10.0%, in the second quarter of 2007 versus the same period of 2006. Year to date revenue increased $144,852 or 19.1% compared to the same period last year. The increase is attributable to the expansion of our services throughout the state despite the current construction slow down as well as the addition of some multi-family work in the state of Florida.

Revenue in the Gulf region decreased $561,529 or 69.8% in the second quarter of 2007 versus the same period of 2006. Year to date revenue decreased $1,089,951 or 68.0% compared to the same period last year. The decrease is primarily attributable to the lower level of consumer driven restoration projects due to money flow delays and homeowner indecisiveness. As a result, we have positioned our Gulf region sales force to focus on new multi-family construction projects.

Revenue in the Midwest region increased $146,281 or 100% in the second quarter 2007 versus the same period of 2006. Year to date revenue increased $281,980 or 100% compared to the same period last year. The Midwest region was established in the third quarter of 2006 to capture the market opportunity associated with new housing starts in Houston, Dallas, San Antonio and Austin, Texas.

Other region revenue comprises projects serviced outside of existing primary regions, where we have service centers. Other revenue increased $87,797 or 100.0%, in the second quarter of 2007 versus the same period for 2006. Year to date revenue increased $79,748 or 45.7% compared to the same period last year. Our National multi-family sales team also targets project opportunities throughout the United States. In the first six months of 2007, projects were completed in Arizona, Colorado, Massachusetts and Virginia where we currently do not have service centers.

We also analyze revenue based on type of construction treated. National builder projects decreased from $872,893 to $542,249 during the second quarter of 2007, a decrease of 38% compared to the same period in 2006. National Builder year to date revenue decreased from $1,697,494 to $1,283,732, a decrease of 24% from a year ago. Single family construction decreased from $1,390,648 to $583,886 during the second quarter of 2007, a decrease of 58% from the same period in 2006. Year to date single family revenue decreased from $2,830,879 to $1,326,460, a decrease of 53% from a year ago. Service to multi-family construction increased from $328,426 to $750,145, an increase of 128% for the second quarter of 2007 versus the same period in 2006. Year to date multi-family revenue increased from $825,249 to $1,368,406 or an increase of 66% compared to the same period last year.

Cost of Revenue

Three Months Ended June 30, 2006	Percent of revenues	Three Months Ended June 30, 2007	Percent of Revenues	Increase (Decrease)
$1,487,397	57.4%	$941,226	50.2%	$(546,171)

Six Months Ended June 30, 2006	Percent of revenues	Six Months Ended June 30, 2007	Percent of Revenues	Increase (Decrease)
$3,084,910	119.0%	$2,012,838	50.6%	$(1,072,072)

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended June 30, 2007 totaled $941,226 a decrease of 36.7% versus the same period last year. The year to date cost of revenue is $2,012,838 a decrease of 34.8% compared to the same period last year. The decrease was a result of improved labor productivity and an overall decrease in raw material costs due to improved pricing and optimized usage.

Raw material costs have decreased as a percentage of revenue from 10.9% in the second quarter of 2006 to 6.9% for the same time period in 2007. Year to date decreased from 8.6% compared to 12.5% in 2006. This decrease is attributable to an overall material cost price reduction which was implemented in the third quarter of 2006 as well as optimized material usage.

Direct labor cost as a percentage of revenue increased from 28.5% in the second quarter of 2006 to 29.4% in the same period in 2007. Year to date decreased from 30.1% in 2006 to 27.4% in 2007. The year to date decrease is primarily a result of higher labor utilization through improved job scheduling and the use of productivity tools such as new sprayers, box trucks and improved soda pot performance.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 15.2% in the second quarter of 2006 to 13.9% for the same time period in 2007. Year to date other direct costs decreased from 14.8% to 14.6% in 2007. The decrease is primarily a result of variable cost reductions enacted by us.

Selling, General and Administrative Costs

Three Months Ended June 30, 2006	Percent of Revenues	Three Months Ended June 30, 2007	Percent of Revenues	Increase (Decrease)
$2,738,263	105.6%	$2,288,980	122.0%	$(449,283)

Six Months Ended June 30, 2006	Percent of Revenues	Six Months Ended June 30, 2007	Percent of Revenues	Increase (Decrease)
$4,302,568	80.4%	$4,615,354	116.0%	$312,786

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The decrease from the second quarter of 2006 to the second quarter of 2007 was $449,283. The decrease is primarily attributable to cost reduction initiatives we undertook to reduce discretionary expenditures and the streamlining of public entity costs. As a percentage of revenue, selling, general and administrative costs increased from 105.6% in the second quarter of 2006 to 122.0% for the same period in 2007. Year to date selling, general and administrative costs increased from 80.4% to 116.0%, or $312,786 for the six months ended June 30, 2007. The dollar increase is attributable to the investment that we made in sales, marketing, corporate infrastructure and public entity costs in the second quarter of 2006 upon completing the IPO.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. As of June 30, 2007, our working capital was $2.2 million, compared to $4.4 million as of December 31, 2006. The primary reason for this decrease is due to the operating loss for the first six months of 2007.

Our net loss was $1,352,379 and $3,548,009 during the three months ended June 30, 2007 and 2006, respectively. Our net loss was $2,599,030 and $4,680,739 during the six months ended June 30, 2007 and 2006, respectively. Net interest expense in the three months ended June 30, 2006 was $1,913,352 as compared to net interest income of $6,563 in the three months ended June 30, 2007. For the six months ended June 30, 2006 net interest expense was $2,642,050 as compared to net interest income of $56,561 in the six months ended June 30, 2007. The primary reason for this change is due to the receipt of IPO proceeds which were used to retire our debt.

Changes in Working Capital between December 31, 2006 and June 30, 2007

During the six months ended June 30, 2007, our working capital decreased from $4,379,463 as of December 31, 2006 to $2,227,691 or a decrease of $2,151,772. The principal reasons for the decrease in working capital were as follows:

•	Cash decreased by $3,061,577, primarily as a result of our operating loss for the period.

•	Accounts receivable increased by $309,395, primarily due to the increase of multi-family projects.

•	Prepaid expenses and deposits decreased by $128,331 as the result of payment of our general liability and workers compensation policy.

•	Accrued payroll related expenses decreased $348,905 as a result of payment of payroll related expenses.

•	Accounts payable and accrued liabilities decreased $327,691 as a result of payment of aged payables and through a reduction in the purchase of the amount of raw materials required.

Plans for additional capital

On July 19, 2007, we entered into the Security Agreement with Calliope. Pursuant to the Security Agreement, we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 and obtained a maximum of $2,000,000 revolving credit facility.

Our top financial priorities for 2007 are to drive revenue growth and increase gross margins while holding flat or driving down selling, general and administrative costs as compared to the second half of 2006. Execution of this plan, combined with the above referenced financing should provide sufficient operating cash in 2007. Development of our antimicrobial surface treatment infection control services will necessitate increased capital to fund the growth and we are prepared to seek capital as the business develops. There is no assurance that such additional funding will be available on terms acceptable to us if at all.

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

Since our inception, we have incurred net losses in every quarter through June 30, 2007. At June 30, 2007, we had cumulative net losses of $20.6 million and working capital of $2.2 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. Our growth strategy is to increase our markets and our market share by adding new sales professionals and by opening more regions as well as to demonstrate that a successful outcome from the completion of our infection control studies will provide the scientific basis needed to market our infection control surface treatment to major facilities across the country. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

As of June 30, 2007, we had approximately $1.5 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. On July 19, 2007, we entered into the Security Agreement with Calliope . Pursuant to the Security Agreement, we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates an increase in sales personnel in targeted markets and penetration into large institutions, organizations and government facilities for interior surface treatment, we anticipate that we will need to raise additional capital in the future. We could also face unforeseen costs, such as an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Also, our revenues could fall short of our projection if AMG Scientific, LLC is unable to successfully sell its infection control surface treatment. Additionally, builders could discontinue ordering for reasons unrelated to our services, such as severe weather or natural disasters in a region of the country where we have projected significant sales or a decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2007, pursuant to the terms of a Security Agreement entered into by and between us and Calliope Capital Corporation, a Delaware corporation (“Calliope”), we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 (the “Secured Convertible Note”). We also, issued to Calliope a common stock purchase warrant (the “Warrant”) entitling Calliope to purchase up to 1,137,010 shares of our common stock at any time until July 19, 2012 at a purchase price of $1.93 per share. The purchase price may be adjusted if specific events occur, as defined in the Warrant. The issuance of the Secured Convertible Note and the Warrant to Calliope was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The Security Agreement contains representations to support our reasonable belief that Calliope is an accredited investor as set forth in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, and that Calliope has acquired the Secured Convertible Note and the Warrant for investment and not with a view to the distribution thereof.

On July 19, 2007, in connection with our entering into the Security Agreement, we issued to several employees of Equity Source Partners common stock purchase warrants (the “Warrants”). The Warrants entitle the holders thereof to purchase in aggregate up to 54,054 shares of our common stock at any time until July 19, 2012 at a purchase price of $1.93 per share. The purchase price may be adjusted if specific events occur, as defined in the Warrants.

On August 2, 2007, we issued an aggregate of 30,000 shares of our common stock to four of our directors pursuant to the terms of Director Restricted Stock Award Agreements. The Director Restricted Stock Award Agreements provide that the shares of common stock issued to each of the four directors are required to be forfeited back to us should the directors discontinue their services as directors prior to August 2, 2008.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

As previously disclosed in our Form 8-K, filed on June 5, 2007, at the Annual Meeting of Shareholders held on June 1, 2007, our shareholders re-elected the following individuals to serve as our directors until the next annual meeting of shareholders: Thomas Blakeley, Frank Brandenberg, James Crofton, John W. Martin and Robert Simplot.

Additionally, at the Annual Meeting of Shareholders, our shareholders approved an amendment to our Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,074,845. The number of votes cast for, against or withheld as to such amendment to the Equity Incentive Plan is as follows:

1,122,852	VOTES FOR
199,410	VOTES AGAINST
105,000	ABSTAIN

Additionally, at the Annual Meeting of Shareholders, our shareholders approved and ratified the appointment of Haskell & White LLP as our independent registered public accounting firm for the year ending December 31, 2007. The number of votes cast for, against or withheld as to such appointment of Haskell & White LLP is as follows:

3,580,645	VOTES FOR
19,856	VOTES AGAINST
20,000	ABSTAIN

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement, previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Commission on November 13, 2006, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 14th day of August, 2007.

Date: August 14, 2007

AMERICAN MOLD GUARD, INC.

/s/ THOMAS BLAKELEY
Thomas Blakeley
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer