Form 10QSB
period 2007-09-30
AMERICAN MOLD GUARD INC
filed 2007-11-13
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 2, 2007, 4,656,623 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

American Mold Guard, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2006	September 30, 2007 (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,554,890	$2,286,798
Accounts receivable, less allowance for doubtful accounts of $85,486 and $57,474, as of December 31, 2006 and September 30, 2007, respectively	1,222,339	1,341,511
Inventories	125,347	67,759
Prepaid expenses and deposits	409,027	292,061
Other current assets	27,399	120,408

Total Current Assets	6,339,002	4,108,537
Restricted cash	752,653	75,720
Property and equipment, net (Note 4)	875,319	633,219
Intangible assets, net	2,368	236,114

Total Assets	$7,969,342	$5,053,590

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$1,151,861	$1,038,326
Lease line of credit, current portion (Note 5)	146,326	—
Accrued payroll and related expenses	661,346	267,269
Convertible note payable, net of discount (Note 6)	—	148,347
Accrued interest payable	—	16,722

Total Current Liabilities	1,959,539	1,470,664
Long-Term Liabilities:
Lease line of credit, net of current portion (Note 5)	460,767	—
Long-term convertible notes payable, net of discount (Note 6)	—	296,694

Total Liabilities	2,420,306	1,767,358

Commitments and contingencies (Notes 5 through 9)
Stockholders’ Equity (Deficiency) (Notes 7 through 9)
Common stock, no par value, 50,000,000 shares authorized, 4,605,092 and 4,656,623 shares issued and outstanding on December 31, 2006 and September 30, 2007, respectively	16,606,734	16,561,048
Additional paid-in capital	6,920,413	8,835,467
Accumulated deficiency	(17,978,111)	(22,110,283)

Total Stockholders’ Equity (Deficiency)	5,549,036	3,286,232

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,969,342	$5,053,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007
Revenue, net	$2,240,985	$1,758,302	$7,594,607	$5,736,900
Cost of revenue:
Direct costs	1,202,630	781,245	4,215,926	2,662,964
Depreciation expense	66,050	60,073	137,664	191,191

Total cost of revenue	1,268,680	841,318	4,353,590	2,854,155

Gross margin	972,305	916,984	3,241,017	2,882,745
Selling, general and administrative expenses	2,445,107	2,292,921	6,747,675	6,908,275

Loss from operations	(1,472,802)	(1,375,937)	(3,506,658)	(4,025,530)
Interest income (expense)	102,350	(153,670)	(2,539,700)	(97,110)

Loss before income tax provision	(1,370,452)	(1,529,607)	(6,046,358)	(4,122,640)
Provision for income taxes	2,658	3,534	7,491	9,531

Net loss	$(1,373,110)	$(1,533,141)	$(6,053,849)	$(4,132,171)

Basic and diluted net loss per share	$(0.30)	$(0.33)	$(2.32)	$(0.89)

Weighted average number of common shares outstanding– basic and diluted	4,584,187	4,645,862	2,610,407	4,632,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2006	Nine months ended September 30, 2007
Cash flows from operating activities:
Net loss	$(6,053,849)	$(4,132,171)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	166,001	271,591
Bad debt recovery	—	(57,474)
Compensation expense from stock options	95,416	116,898
Common stock issued in settlement	27,807	—
Fair value of warrant issued for services	38,543	36,608
Amortization of debt discount	2,415,837	116,041
Loss on disposal of fixed asset	—	1,564
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(123,126)	(61,698)
Inventories	(68,128)	57,588
Prepaid expenses, deposits and other current assets	(370,926)	186,875
Accounts payable and accrued liabilities	(456,108)	(113,541)
Accrued payroll related expenses	(543,498)	(394,077)
Accrued interest payable	(372,236)	16,722

Net cash used in operating activities	(5,244,267)	(3,955,074)

Cash flows from investing activities:
Release of Certificate of Deposit – restricted cash	—	676,933
Purchase of property and equipment	(170,963)	(2,033)

Net cash (used in) provided by investing activities	(170,963)	674,900

Cash flows from financing activities:
Proceeds on issuance of common stock, net of $1.4 million of offering costs and underwriting discounts of $1.5 million	16,631,685	—
Borrowings from notes payable	750,000	2,000,000
Financing costs	—	(380,825)
Payments on lease line of credit	(13,850)	(607,093)
Payments on short term notes payable	(5,460,000)	—
Deferred offering costs	620,882	—

Net cash flows provided by financing activities	12,528,717	1,012,082

Increase (decrease) in cash and cash equivalents	7,113,487	(2,268,092)
Cash and cash equivalents, beginning of period	67,782	4,554,890

Cash and cash equivalents, end of period	$7,181,269	$2,286,798

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$1,484,000	$—
Securities issued in repayment of bridge financing	$1,500,000	$—
Property and equipment acquired under lease line of credit	$294,539	$—
Warrants issued to Equity Source Partners	$—	$44,860
Beneficial conversion associated with the Calliope convertible note	$—	$727,392
Relative fair value of warrants issued in connection with Calliope convertible note	$—	$943,608
Cash paid for interest	$550,275	$60,282
Cash paid for income taxes	$2,658	$9,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Mold Guard, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

Note 1. Organization and Nature of Operations

Organization and Business

The business of American Mold Guard, Inc. (the “Company”) is providing mold prevention services to the new construction industry, focusing principally on multi-family and single family residential new construction. Through its wholly-owned subsidiary, AMG Scientific, LLC, the Company also plans to offer antimicrobial infection control surface treatment services to health care facilities and other institutions. The Company has sales representatives located in several states who sell its mold prevention services throughout the country. The Company also has service centers in three states – California, Florida and Texas and it has serviced projects throughout the country with its mobile crews. The Company’s wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), which had provided termite control services, suspended operations in August 2007 due to the housing market slowdown.

Wholly Owned Subsidiary

On October 1, 2003, the Company created a wholly-owned subsidiary for the purpose of conducting planned franchising activities. The wholly-owned subsidiary is named “American Mold Guard Franchise, Inc.” The Company has never conducted any franchising activity and no financial transactions have occurred through American Mold Guard Franchise, Inc. American Mold Guard Franchise, Inc. has been dormant since its establishment in 2003.

Unaudited Interim Financial Statements

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Management’s Plan

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s historical financial performance, its current financial condition and the uncertainty as to whether the Company will be able to obtain additional financing, raise doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss of $1.5 million during the three months ended September 30, 2007. As of September 30, 2007, the Company had working capital of $2.6 million, an accumulated deficit of $22.1 million and stockholders’ equity of $3.3 million. The Company realized revenue gains for the year ended December 31, 2006 and incurred a net loss of $7.4 million for the year ended December 31, 2006. On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a secured convertible note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility (Note 6).

In September of 2007, the Company closed its Gulf region restoration operation centers, consolidated the offices of Chief Executive Officer, President and Chief Operating Officer under one person, eliminated various discretionary services, and reorganized its sales and operations organization in an effort to improve the sales and operations effectiveness of the Company. These actions are expected to reduce selling, general and administrative expenses by approximately $400,000 per quarter starting in the fourth quarter of 2007. Management believes that execution of this plan, combined with the above referenced financing will provide sufficient operating cash throughout most of 2008. Development of the Company’s antimicrobial infection control surface treatment services will necessitate increased capital to fund Company growth, and the Company is prepared to seek additional capital as this business develops. There is no assurance that such additional funding will be available on terms acceptable to the Company, if at all.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with an original maturity of less than three months when purchased.

Restricted Cash

As of September 30, 2007, the Company had one certificate of deposit totaling $75,720, including interest, which serves as collateral for the Company’s business travel credit cards.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the three and nine months ended September 30, 2007 and 2006.

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

The Company’s trade receivables are derived from customer revenues from antimicrobial treatment services for mold prevention. The Company makes periodic evaluations of its customer’s credit worthiness and the risk with respect to trade receivables is mitigated by the diversification of its customer base. Collateral is not required for trade receivables. The Company maintains an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectation.

One customer accounted for 17.5% of revenue for the three months ended September 30, 2007 versus 16.6% during the same period last year. For the nine months ended September 30, 2007, one customer accounted for 18.1% of revenue versus 15.3% during the same period last year. As of September 30, 2007 and December 31, 2006, this customer accounted for approximately 8.7% and 18.5% of total receivables, respectively. Given the significant amount of revenues derived from this customer, the loss of this customer or the non-collection of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. The Company did not have any items of other comprehensive income as of September 30, 2007 and December 31, 2006 or during the three and nine months ended September 30, 2007 and 2006.

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

Stock-based Compensation under SFAS 123R

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

Upon adoption of SFAS No. 123(R) the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $35,868 and $116,898, respectively, and $34,902 and $95,416 for the three and nine months ended September 30, 2006, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures.

Risk Management

The Company is not exposed to significant credit concentration risk, interest rate or hedging risks. The Company’s functional currency is the US dollar. The Company is not exposed to foreign exchange risk and the Company is not a party to any derivative transactions.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, other current assets, accounts payable and accrued liabilities, accrued salary and wages, accrued interest payable and short term debt approximate their fair values because of the short maturity of these instruments. Long-term debt also approximates fair value due to management ability to borrow at approximately the same rate in the current market.

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 7,841,582 and 6,418,801 as of September 30, 2007 and 2006, respectively.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact this standard may have on the Company’s financial position and results of operations, but management does not believe the impact of the adoption will be material.

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

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement has had an impact of $19,500 on the Company’s financial position, results of operations and cash flows in fiscal year 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS 159.

Note 4. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2006	September 30, 2007 (Unaudited)
Field equipment and vehicles	$1,106,204	$1,094,603
Office furniture and fixtures	211,760	223,830
Accumulated depreciation	(442,645)	(685,214)

Property and equipment, net	$875,319	$633,219

Note 5. Lease Line of Credit

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

Note 6. Convertible Notes Payable, net of discount and Revolving Credit Facility

On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a Secured Convertible Note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. The term of the Secured Convertible Note is for three years at an interest rate per annum equal to the “prime rate” as published in the Wall Street Journal from time to time plus two percent (2.0%), subject to a floor of 9.0% and a ceiling of 11.0%

The Secured Convertible Note and any and all Revolving Loans are secured by all of the assets of the Company as more fully set forth in the Security Agreement. Calliope has the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of common stock of the Company at a fixed conversion price equal to $1.85 per share. Amortizing payments are due pursuant to the Secured Convertible Note commencing on October 1, 2007, and the first business day of each month thereafter in an amount equal to $60,606.

Pursuant to the terms of the Revolving Credit Facility, Calliope may make revolving loans (the “Revolving Loans”) to the Company from time to time during the term of the Revolving Credit Facility in an aggregate amount not to exceed the lesser of (i) $2,000,000 minus $250,000 until the Company achieves operating profitability for any two consecutive fiscal quarters or (ii) an amount equal to ninety percent (90%) of eligible Company commercial account receivables plus seventy percent (70%) of eligible Company consumer account receivables minus $250,000. Any Revolving Loans made to the Company will be evidenced by one or more “Revolving Loan Notes”, and will bear interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time plus two percent (2%). The Company has estimated that its available revolver balance as of September 30, 2007 is approximately $780,000. As of the date of this filing, the Company has not yet received any Revolving Loans under the Revolving Credit Facility.

Pursuant to the Security Agreement, the Company has provided a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Secured Convertible Note by paying to Calliope 130% of such outstanding principal, together with accrued but unpaid interest under the Secured Convertible Note. Calliope earned a commitment fee in the amount of $140,000 at the time of closing. Calliope also received a warrant to purchase up to 1,137,010 shares of the Company’s common stock at a purchase price of $1.93 per share. In addition, the Company paid due diligence, accounting and legal fees to Calliope of $70,965. The Company also paid cash of $125,000 and issued a warrant valued at $44,860 (see Note 7) to Equity Source Partners LLC for financial advisory fees and non-accountable expenses incurred in connection with the debt financing transaction with Calliope.

Aggregate financing costs of $380,825 paid in connection with the financing described above have been capitalized as such in the accompanying condensed consolidated balance sheet and are amortized over the estimated life of the respective notes. Amortization of $26,655 for the three months ended September 30, 2007, is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company determined that the Secured Convertible Note satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the Secured Convertible Note qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrant issued to Calliope qualifies for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the Secured Convertible Note and common stock purchase warrant based on their relative estimated fair values. As a result, the Company allocated $1,056,392 to the Secured Convertible Note and $943,608 to the common stock purchase warrant, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the Secured Convertible Note contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the Secured Convertible Note to the common stock purchase warrant, valued at $727,392. The amounts recorded for the common stock purchase warrant and beneficial conversion feature are recorded as debt discounts and are amortized as interest expense over the term of the Secured Convertible Note. Interest charges associated with the Secured Convertible Note and beneficial conversion, including amortization of the debt discount, totaled $116,041 for the three months ended September 30, 2007.

Note 7. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the outstanding warrants of the Company as of September 30, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
April 2005 Warrants	170,062	$5.88	0.54 years
June 2006 Warrants	15,000	5.00	1.71 years
August 2006 Warrants	13,000	5.00	0.84 years
November 2006 Warrants	20,000	3.00	2.13 years
April 2007 Warrants	40,000	2.16	2.58 years
July 2007 Warrants	1,191,064	1.93	4.81 years

Balance, September 30, 2007	1,449,126	$2.47	4.14 years

The April 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 170,062 shares of common stock at any time until April 15, 2008 at a purchase price of $5.88 per share. In connection with the issuance of the April 2005 Warrants, the Company recorded $147,368 of debt discount, which it charged against the face value of the $600,000 convertible notes issued in April 2005 and has been amortized over the life of such convertible note which were paid in May 2006.

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

In July 2007, the Company issued 1,137,010 warrants in conjunction with the issuance of the Secured Convertible Note and Revolving Credit Facility discussed in Note 6. The warrants entitle the holder thereof to purchase up to 1,137,010 shares of common stock at any time until July 2012 at a purchase price of $1.93 per share. See Note 6 for the valuation of such warrants.

In July 2007, the Company issued 54,054 warrants payment for services received by the Company in conjunction with securing the issuance of the Secured Convertible Note and Revolving Credit Facility. The warrants entitle the holders thereof to purchase up to 54,054 shares of common stock at any time until July 2012 at a purchase price of $1.93 per share. The Company estimated the fair value of such warrants to be $44,860 using the Black-Scholes valuation model.

Class A and Class B Purchase Warrants

Listed below are the A and B warrants of the Company as of September 30, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	3.59 years
May 2006 IPO Class B Warrants	2,930,770	13.00	3.59 years

Balance, September 30, 2007	5,861,540	$11.38	3.59 years

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

In connection with the April 26, 2006 issuance of shares of common stock, Class A Warrants and Class B Warrants to holders of the Unsecured Notes, the Company agreed to : (i) file, on or before May 26, 2007, a registration statement to register for resale the shares of common stock, Class A Warrants and Class B Warrants issued to the holders of the Unsecured Notes and (ii) have such registration statement declared effective by the Securities and Exchange Commission on or before July 29, 2007. If the Company failed to meet these requirements, the Company would be obligated to pay monthly liquidated damages in cash to the holders of the Unsecured Notes in an amount equal to one percent (1%) of the holders’ original outstanding principal amount of the Unsecured Notes purchased, per month. The Company filed the requisite registration statement on July 5, 2007, and the registration statement was declared effective by the Securities and Exchange Commission on August 7, 2007, and, accordingly, the Company accrued a liability of $19,500 which was charged to interest expense in the current quarter. Such amount remains unpaid at September 30, 2007.

Note 8. Stockholder’s Equity (Deficiency)

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

A summary of option activity under the Plan for the nine months ended September 30, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2006	272,808	$4.52	8.07	$—
Granted	213,000	1.10	—	—
Forfeited or expired	(14,962)	4.32	—	—

Outstanding on September 30, 2007 (unaudited)	530,916	$2.80	6.05	—

Exercisable on September 30, 2007 (unaudited)	178,297	$4.34	7.43	$—

As of September 30, 2007, there was $278,674 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

Note 9. Commitments and Contingencies

Litigation

The Company is currently involved in litigation in the State of Louisiana. The complainant in the litigation (the “Complainant”) has alleged that certain property owned by the Complainant did not receive certain agreed upon mold remediation services from the named defendant (the “Defendant”). The Defendant has in turn brought an action against the Company alleging that the Defendant subcontracted the Company to perform the mold remediation services that are the subject of Complainant’s complaint, and therefore if Defendant is found liable to Complainant, then the Company should be liable to Defendant. This lawsuit is currently in its discovery phase, and further, the Company believes that the lawsuit is without merit. The Company has filed a motion for summary judgment in the matter and a hearing on such motion has been scheduled by the court for December 7, 2007.

Purchase Agreement

On November 1, 2006 a supply agreement (the “Supply Agreement”) was entered into between the Company and Coating Systems Laboratories, Inc., an Arizona corporation (“CSLI”). Under the Supply Agreement, CSLI agreed to manufacture and provide the antimicrobial, AMG-X40, to the Company on an exclusive basis. The Company has exclusive rights to use, apply, market, sell, advertise and distribute the AMG-X40 product for a period of five years from the November 1, 2006 effective date. The Supply Agreement may be terminated only upon the occurrence of certain specific events. The Company has agreed to purchase 100% of its requirement for the AMG-X40 product from CSLI during the term of the Supply Agreement. Additionally, the Company has agreed to purchase from CSLI a minimum aggregate annual amount of AMG-X40 product having an aggregate annual invoice price of at least $240,000 for the first year of the Supply Agreement, $480,000 for the second year of the Supply Agreement, $810,000 for the third year of the Supply Agreement, $1,200,000 for the fourth year and the succeeding year of the term of the Supply Agreement. Should the Company not meet its annual minimum purchase obligations, the Company is required to pay CSLI the difference between the minimum purchase obligation for a particular year and the aggregate annual invoice price for all AMG-X40 product actually purchased by the Company during such year.

During the first year of the Supply Agreement, the Company purchased from CSLI AMG-X40 product having an aggregate invoice price of $94,120. On October 26, 2007 CSLI invoiced the Company $145,880, representing the balance due on the Supply Agreement’s first year minimum purchase obligation. The Company is currently in discussions with CSLI regarding termination of the Supply Agreement, the creation of a new agreement between the parties relating to the continued supply of the AMG-X40 product, and a reduction in the amount due to CSLI relating to the Company’s first year minimum purchase shortfall.

Note 10. Subsequent events

On October 5, 2007, the Company announced that Thomas Blakeley, Chairman of the Board and Chief Executive Officer, resigned from all officer and director positions with the Company. Mr. Blakeley has been Chairman and Chief Executive Officer of the Company since founding it in January 2003. Mark Davidson, the Company’s President and Chief Operating Officer, assumed the role of Chief Executive Officer and has been named to the Company’s Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended September 30, 2007. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiaries.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. These factors include, among other things, competitive product and service development, the ability to fully develop our surface infection control services, future broad market acceptance of mold and hospital acquired infection prevention services, difficulties in raising additional capital in the future, difficulties and delays in establishing the “Mold Guard” brand, the impact of the absence of significant proprietary technology underlying our services, a continued and long-term dependence on a limited number of customers, changes to the inventory levels of our raw materials suppliers, the impact of a continued absence of exclusive or long-term commitments from our customers, changes in the anticipated size or trends of the markets in which we compete, judicial decisions and governmental laws and regulations, and changes in general economic conditions in the markets in which we may compete. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect our business, particularly those mentioned under the section entitled “Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We provide antimicrobial surface treatment services to builders of single and multi-family homes and to health care facilities and other large institutions. To date, we have provided our service to over 700 national and regional multi and single family home builders. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex Corporation, regional home builders such as Issa Homes, Inc., and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Opus West Construction, Inc.

We continue to lose money on an operating and cash flow basis. One of the principal reasons that we have yet to be cash flow positive and profitable is because our sales have been significantly affected by the decline in the rate of growth of the new single-family home construction industry that commenced in 2006, as well as the slowdown in restoration in the Gulf Region that started in the second half of 2006.

Our strategy is to grow mold prevention sales by focusing on multi-family developers. To accomplish this goal we plan to continue to hire sales personnel in regions where multi-family development is more prevalent.

We are also expanding our service offerings to be more of a one-stop service provider to customers, offering new services such as structural inspection and prevention, finished interior protection, preventative maintenance and emergency response service. Through the formation of our wholly-owned subsidiary, AMG Scientific, LLC, we intend to broaden our available market into treating interior surfaces for the purpose of providing surface infection control. The challenge that we face in our infection control business is timely adoption of our infection control treatment application by large institutions and balancing our available cash needed to sustain our operations. We intend to utilize our existing service center capabilities to deploy our surface interior treatment services in an effort to optimize operating costs.

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

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for services relating to mold prevention and infection control interior surface treatment. In addition, we believe public awareness of health risk associated with mold contamination, the growth in mold-related insurance claims and litigation and the high cost of mold remediation and public awareness of the dangers of hospital acquired infections will contribute to our growth. On the other hand, increasing levels of inventory in the housing construction industry, the general decline in the rate of growth of the new home construction industry, higher building costs and delays in health care facilities and other similar institutions adopting our infection control interior surface treatment services could retard our growth.

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

Material Usage. We use this metric to gauge the relative usage of material in each service center and region. The material usage rate for blast media can vary depending on the amount of mold contamination on the wood surfaces required to be removed, the relative humidity of the region and the proficiency of the crews. We monitor the material usage rate in order to help identify service centers that may need operational improvements or training to decrease their relative cost of service.

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

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We did not note any indicators of impairment during the quarter ended September 30, 2007.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $57,474 at September 30, 2007.

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

We adopted SFAS 123(R) using the modified prospective application transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. Share-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 and 2006 was $116,898 and $95,416, respectively.

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

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	% Change
	2006	2007
Revenue, net	$2,240,985	$1,758,302	$(482,683)	21.5%
Cost of revenue	1,268,680	841,318	(427,362)	33.7%

Gross margin	972,305	916,984	(55,321)	5.7%
Selling, general and administrative expenses	2,445,107	2,292,921	(152,186)	6.2%

Loss from operations	(1,472,802)	(1,375,937)	(96,865)	6.6%
Interest income (expense)	102,350	(153,670)	256,020	250.1%

Loss before provision for income taxes	(1,370,452)	(1,529,607)	159,020	11.6%
Provision for income taxes	2,658	3,534	876	33.0%

Net loss	$(1,373,110)	$(1,533,141)	$160,031	11.7%

	Nine months Ended September 30,		Increase (Decrease)	% Change
	2006	2007
Revenue, net	$7,594,607	$5,736,900	$(1,857,707)	24.5%
Cost of revenue	4,353,590	2,854,155	(1,499,435)	34.4%

Gross margin	3,241,017	2,882,745	(358,272)	11.1%
Selling, general and administrative expenses	6,747,675	6,908,275	160,600	2.4%
Loss from operations	(3,506,658)	(4,025,530)	518,872	14.8%
Interest income (expense)	(2,539,700)	(97,110)	(2,442,590)	96.2%

Loss before provision for income taxes	(6,046,358)	(4,122,640)	(1,923,718)	31.8%
Provision for income taxes	7,491	9,531	2,040	27.2%

Net loss	$(6,053,849)	$(4,132,171)	$(1,921,678)	31.7%

Revenues

Revenue for the three months ended September 30, 2007 decreased 21.5% to $1,758,302 compared to $2,240,985 during the same period last year. Year to date revenue decreased 24.5% or $1,857,707 compared to the same period last year. The overall decrease in revenue is attributable to a slowdown in the restoration business in the Gulf region and reduced levels of single-family mold prevention revenue due to the contraction in the new construction housing market. The decline was partially offset by significant increases in our Midwest region and multi-family mold prevention projects.

Revenue by region for the three months ended September 30, 2007 versus the three months ended September 30, 2006 is summarized below:

Region	Three Months Ended September 30, 2006	Percentage of Revenue	Three Months Ended September 30, 2007	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$1,057,870	47.2%	$841,542	47.9%	$(216,328)	(20.4%)
Florida	410,532	18.3%	380,028	21.6%	(30,504)	(7.4%)
Gulf	696,333	31.1%	78,748	4.4%	(617,585)	(88.7%)
Midwest	42,934	1.9%	317,345	18.1%	274,411	639.1%
Other	33,316	1.5%	140,639	8.0%	107,323	322.1%

Total	$2,240,985	100.0%	$1,758,302	100.0%	$(482,683)	(21.5%)

Revenue by region for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 is summarized below:

Region	Nine Months Ended September 30, 2006	Percentage of Revenue	Nine Months Ended September 30, 2007	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$3,873,347	51.0%	$2,857,777	49.8%	$(1,015,570)	(26.2%)
Florida	1,168,962	15.4%	1,283,308	22.4%	114,346	9.8%
Gulf	2,284,874	30.1%	591,775	10.3%	(1,693,099)	(74.1%)
Midwest	50,759	0.6%	609,325	10.6%	558,566	110.0%
Other	216,665	2.9%	394,715	6.9%	178,050	82.2%

Total	$7,594,607	100.0%	$5,736,900	100.0%	$(1,857,707)	(24.5%)

Revenue in the California region decreased $216,328 or 20.4% in the third quarter of 2007 versus the same period for 2006. Year to date revenue decreased $1,015,570 or 26.2% compared to the same period last year. The overall decrease is due to the new construction slowdown in California as builders reduced new housing starts in an effort to lower their inventory.

Revenue in the Florida region decreased $30,504 or 7.4%, in the third quarter of 2007 versus the same period of 2006. Year to date revenue increased $114,346 or 9.8% compared to the same period last year. The year to date increase is attributable to the expansion of our services throughout the state as well as the addition of several new multi-family projects.

Revenue in the Gulf region decreased $617,585 or 88.7% in the third quarter of 2007 versus the same period of 2006. Year to date revenue decreased $1,693,099 or 74.1% compared to the same period last year. The decrease is primarily attributable to the lower level of consumer driven restoration projects due to money flow delays and homeowner indecisiveness. As a result, we have positioned our Gulf region sales force to focus on new multi-family construction projects. We have also closed our Gulf region service centers in an effort to reduce cost.

Revenue in the Midwest region increased $274,411 or 639.1% in the third quarter 2007 versus the same period of 2006. Year to date revenue increased $558,566 or 110% compared to the same period last year. The Midwest region was established in the third quarter of 2006 to capture the market opportunity associated with new housing starts in Houston, Dallas, San Antonio and Austin, Texas. This region has experienced strong growth since opening in 2006 selling our mold prevention services to both multi- and single-family builders.

Other region revenue comprises projects serviced outside of existing primary regions, where we have service centers. Other revenue increased $107,723 or 322.1%, in the third quarter of 2007 versus the same period for 2006. Year to date revenue increased $178,050 or 82.2% compared to the same period last year. Our national multi-family sales team also targets project opportunities throughout the United States. In the first nine months of 2007, projects were completed in Arizona, Colorado, Massachusetts and Virginia where we currently do not have service centers.

We also analyze revenue based on type of construction treated. National builder projects decreased from $575,871 to $451,224 during the third quarter of 2007, a decrease of 22% compared to the same period in 2006. National builder year-to- date revenue decreased from $2,253,310 to $1,734,956, a decrease of 23% from a year ago. Single family construction decreased from $1,409,514 to $409,531 during the third quarter of 2007, a decrease of 71% from the same period in 2006. Year to date single family revenue decreased from $4,465,553 to $1,735,991, a decrease of 61% from a year ago. Service to multi-family construction increased from $255,600 to $897,547, an increase of 251% for the third quarter of 2007 versus the same period in 2006. Year-to-date multi-family revenue increased from $875,744 to $2,265,953 or an increase of 159% compared to the same period last year.

Cost of Revenue

Three Months Ended September 30, 2006	Percent of revenues	Three Months Ended September 30, 2007	Percent of Revenues	Increase (Decrease)
$1,268,680	56.6%	$841,318	47.8%	$(427,362)

Nine Months Ended September 30, 2006	Percent of revenues	Nine Months Ended September 30, 2007	Percent of Revenues	Increase (Decrease)
$4,353,590	57.3%	$2,854,155	49.8%	$(1,499,434)

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended September 30, 2007 totaled $841,318 a decrease of 33.7% versus the same period last year. The year-to-date cost of revenue is $2,854,155 a decrease of 34.4% compared to the same period last year. The decrease was a result of higher average pricing, improved labor productivity and an overall decrease in raw material costs due to improved pricing and optimized usage.

Raw material costs have decreased as a percentage of revenue from 10.8% in the third quarter of 2006 to 7.2% for the same time period in 2007. Year-to-date decreased from 8.2% compared to 11.6% in 2006. This decrease is attributable to an overall material cost price reduction which was implemented in the third quarter of 2006, a change in blast media that occurred in the third quarter of 2007, as well as optimized material usage.

Direct labor cost as a percentage of revenue decreased from 29.0% in the third quarter of 2006 to 26.0% in the same period in 2007. Year-to-date, direct labor decreased from 29.8% in 2006 to 26.9% in 2007. The year-to-date decrease is primarily a result of higher average pricing, increased labor utilization through improved job scheduling and the use of productivity tools such as new sprayers, box trucks and improved soda pot performance.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 16.9% in the third quarter of 2006 to 14.7% for the same time period in 2007. Year-to-date other direct costs decreased from 15.7% to 14.6% in 2007. The decrease is primarily a result of variable cost reductions enacted by us.

Selling, General and Administrative Costs

Three Months Ended September 30, 2006	Percent of Revenues	Three Months Ended September 30, 2007	Percent of Revenues	Increase (Decrease)
$2,445,107	109.1%	$2,292,921	130.4%	$(152,186)

Nine Months Ended September 30, 2006	Percent of Revenues	Nine Months Ended September 30, 2007	Percent of Revenues	Increase (Decrease)
$6,747,675	88.8%	$6,908,275	120.4%	$160,600

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. The decrease from the third quarter of 2006 to the third quarter of 2007 was $152,186. The decrease is primarily attributable to cost reduction initiatives we undertook to reduce discretionary expenditures. As a percentage of revenue, selling, general and administrative costs increased from 109.1% in the third quarter of 2006 to 130.4% for the same period in 2007. Year-to-date selling, general and administrative costs increased from 88.8% to 120.4%, or $160,600 for the nine months ended September 30, 2007. The increase is attributable to the investment that we made in sales, marketing, corporate infrastructure and public entity costs starting in the second quarter of 2006 upon completing our IPO.

In September of 2007, we closed our Gulf region restoration operation centers, consolidated the offices of Chief Executive Officer, President and Chief Operating Officer under one person, eliminated various discretionary services, and reorganized our sales and operations organization in an effort to improve our sales and operations effectiveness. A charge of approximately $150,000 related to the closure of the Gulf region restoration operation and the resignation of our former Chief Executive Officer, Thomas Blakeley, is included in our third quarter selling, general and administrative expense. These actions are expected to reduce selling, general and administrative expenses by approximately $400,000 starting in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. As of September 30, 2007, our working capital was $2.6 million, compared to $4.4 million as of December 31, 2006. The primary reason for this decrease is the operating loss for the first nine months of 2007.

Our net loss was $1,533,141 and $1,373,110 during the three months ended September 30, 2007 and 2006, respectively. Our net loss was $4,132,171 and $6,053,849 during the nine months ended September 30, 2007 and 2006, respectively. Net interest income in the three months ended September 30, 2006 was $102,350 as compared to net interest expense of $153,670 in the three months ended September 30, 2007. For the nine months ended September 30, 2006 net interest expense was $2,539,700 as compared to net interest expense of $97,110 in the nine months ended September 30, 2007. The primary reason for this change is due to the receipt of IPO proceeds which were used to retire our debt.

Changes in Working Capital between December 31, 2006 and September 30, 2007

During the nine months ended September 30, 2007, our working capital decreased from $4,379,463 as of December 31, 2006 to $2,637,873 or a decrease of $1,741,590. The principal reasons for the decrease in working capital were as follows:

•	Cash decreased by $2,268,092 primarily as a result of our operating loss for the period, offset by $1,679,034 in net funds we received in connection with the issuance of the Secured Convertible Note.

•	Accrued payroll related expenses decreased $394,077 as a result of payment of payroll related obligations.

•	Short term notes payable increased by $148,347, net of underlying debt discount, due to the Security Agreement that we entered into with Calliope Capital Corporation on July 19, 2007.

•	Accounts receivable increased by $119,172 primarily due to the increase in multi-family projects.

•	Prepaid expenses and deposits increased by $116,966 as the result of renewing our annual General Liability and Workers Compensation policy in August 2007.

•	Accounts payable and accrued liabilities decreased $113,541 as a result of cost reductions we enacted throughout the year.

Plans for Additional Capital

On July 19, 2007, we entered into the Security Agreement with Calliope Capital Corporation. Pursuant to the Security Agreement, we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 and obtained a maximum of $2,000,000 revolving credit facility. Our top financial priorities are to drive revenue growth and increase gross margins while reducing selling, general and administrative costs as compared to the first nine months of 2006. Execution of this plan, combined with the above referenced financing should provide sufficient operating cash through most of 2008. Development of our antimicrobial surface treatment infection control services will necessitate increased capital to fund our growth in this market. There is no assurance that such additional funding will be available on terms acceptable to us if at all.

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has commenced in this matter. We believe that the third party complaint filed against us by Mr. Rodriguez and SmartProperties is without merit and we intend to defend the litigation vigorously. In thjs regard, we have filed a motion for summary judgment in this matter. A hearing on such motion has been scheduled by the court for December 7, 2007. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

Item 1A – Risk Factors

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

Risks Affecting Our Business

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through September 30, 2007. At September 30, 2007, we had cumulative net losses of $22.1 million and working capital of $2.6 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. Our growth strategy is to increase our markets and our market share by adding new sales professionals in new and existing regions, to expand our service offerings to include infection control surface treatment services and to be more of a one-stop service provider to customers. This growth strategy is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that our growth strategy will be successful or that we will ever become profitable.

Our future success depends on broad market acceptance of mold prevention services, which may not happen, and therefore we may never achieve profitability.

The market for mold prevention services is relatively new. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, mold prevention services is highly uncertain. Currently, mold prevention services are not required by local building codes or the insurance industry, making it even more difficult for us to market our services. In order to be successful, we must educate property owners, builders and the public about the importance of mold prevention. We believe that one of the major obstacles we face in marketing our mold prevention services is the lack of knowledge of the importance of maintaining indoor environments mold-free. We spend a considerable amount of time educating property owners, builders, contractors and the general public on the health risks associated with mold exposure and the value of our services. We can provide no assurances that these efforts will be successful or result in increased revenue. Our success also depends on builders allocating a portion of their construction budget for problem avoidance. In the event that builders do not have funds available for such purpose, the sales of our services will be adversely affected. We cannot give assurances that the demand for mold prevention service will become widespread. If the market for mold prevention services fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

Our future success is materially dependent upon the development and introduction of our antimicrobial interior surface infection control services, which services are in their development stage.

A material aspect of our growth strategy is the development and commercialization of antimicrobial infection control services that can be marketed and sold to healthcare and other similar institutions. We believe that our future revenue and profitability will substantially depend on the development and sale of our antimicrobial interior surface infection control services. Our planned antimicrobial interior surface infection control services are still under development, and there can be no assurance that such services will be successfully developed or commercialized on a timely basis, if at all. We believe that our revenue growth and profitability will substantially depend upon our ability to complete the development of and successfully introduce our antimicrobial interior surface control services. We will be required to undertake time-consuming and costly development activities and we may be required to seek regulatory approval for our antimicrobial interior surface infection control services. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of our antimicrobial interior surface infection control services, that regulatory clearance or approval will be granted, if necessary, on a timely basis, if at all, or that our antimicrobial interior surface control services will be successfully commercialized. If we are unable, for technological or other reasons, to complete the development or introduction of our antimicrobial interior surface infection control services or if such services are not approved for marketing or do not achieve a significant level of market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

Our cash balance may not be sufficient to fully execute on our growth strategy, and therefore, we may seek to raise additional capital in the future.

As of September 30, 2007, we had approximately $2.3 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. On July 19, 2007, we entered into the Security Agreement with Calliope Capital Corporation. Pursuant to the Security Agreement, we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. This amount may not be sufficient to execute our growth strategy in full. Since our growth strategy contemplates the development and commercialization of our antimicrobial interior surface treatment services, we believe that we will need to raise additional capital in the future. We could also face unforeseen costs, such as an increase in the cost of raw materials and operating expenses, which would further strain our limited financial resources. Additionally, builders could discontinue ordering our mold prevention services for reasons unrelated to the efficacy or quality of our services, such as the occurrence of severe weather or natural disasters in a region of the country where we have projected significant sales or a further decline in the new construction segment of the residential housing construction industry, which would further increase our operating losses and negative cash flow.

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

There is very little, if anything, about our mold prevention service that is proprietary, and as such we are likely to face increasing competition, making it more difficult for us to capture market share.

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

We use three products for our mold prevention services: blast media, a disinfectant/deodorizer and an antimicrobial agent. Our ability to service our customers depends on us having a regular and reliable source for these materials. We rely on our suppliers to provide us with adequate quantities of these products in a timely manner. A failure by our suppliers to provide us with these key products in a timely manner or in sufficient quantities will have an adverse effect on our ability to satisfy customer demand and could damage our reputation and brand and substantially harm our financial condition and results of operations. Timely delivery of these products could be affected by a number of factors including labor issues at the supplier and shipper, inclement weather and product availability. We only have a supply agreement covering the antimicrobial agent. If shortages occur on a regular basis, we will loose revenue opportunities, which would have an adverse impact on our financial condition and could negatively impact our reputation, which could have longer term adverse consequences on our ability to grow our business.

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

Our success and growth strategy depends on our senior management and our ability to attract and retain qualified personnel.

Our future success to a significant extent depends upon the continued service of our senior executives. The loss of the services of our senior management could harm our business. In October 2007, our then Chairman of the Board and Chief Executive Officer, Thomas Blakeley, resigned as our Chairman of the Board and Chief Executive Officer. Mark Davidson, our President and Chief Operating Officer, has assumed the role of Chief Executive Officer. Even though we believe that Mr. Davidson is qualified and capable of assuming Mr. Blakeley’s responsibilities, and even though we have retained Mr. Blakeley as a consultant for a limited transition period, any disruption resulting from Mr. Blakeley’s departure may adversely impact our customer relationships, employee morale and our business.

We hire and retain at least one experienced and knowledgeable sales executive for each region in which we establish a service center. The competition for high-quality, skilled managers and sales personnel in the new home construction industry is intense, causing the search process to be time-consuming and expensive. Moreover, in certain parts of the country, it may also be difficult to find workers to staff the crews needed to perform our services at construction sites. In addition we may need to hire skilled sales and account management executives to develop our infection control business. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing services. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

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

We expect competition to increase as awareness of mold-related and infectious disease problems increase. As we demonstrate the success of our services we expect other companies to enter the market. A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge. Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

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

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-effective basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new procedures and technologies that address new developments in the industries that we serve or intend to serve. In the market segments we serve and the regions in which we operate, we need to stay current and compliant with laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot give assurances that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in the amounts we charge for our services. This could cause our net income to decline, which likely will lead to a decline in the price of our publicly traded securities, resulting in a loss of all or a part of an investment in our securities.

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

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

•	our success, or lack of success, in developing and marketing our products and services;

•	the announcement of new products, services, or technological innovations by us or our competitors;

•	changes in the executive leadership of the company;

•	actual or perceived changes in the national economy and new home construction industry;

•	quarterly fluctuations of our operating results;

•	changes in revenue or earning estimates; and

•	competition.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2007, pursuant to the terms of a Security Agreement entered into by and between us and Calliope Capital Corporation, a Delaware corporation (“Calliope”), we issued to Calliope a secured convertible term note in the aggregate principal amount of $2,000,000 (the “Secured Convertible Note”). Calliope has the right not the obligation to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of common stock of the Company at a fixed conversion price equal to $1.85 per share. We also, issued to Calliope a common stock purchase warrant (the “Warrant”) entitling Calliope to purchase up to 1,137,010 shares of our common stock at any time until July 19, 2012 at a purchase price of $1.93 per share. The purchase price may be adjusted if specific events occur, as defined in the Warrant. The issuance of the Secured Convertible Note and the Warrant to Calliope was made in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The Security Agreement contains representations to support our reasonable belief that Calliope is an accredited investor as set forth in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended, and that Calliope has acquired the Secured Convertible Note and the Warrant for investment and not with a view to the distribution thereof.

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

On August 22, 2007, we issued options to Mark Davidson, our Chief Executive Officer, President and Chief Operating Officer and Paul Bowman, our Chief Financial Officer. Such options entitle the holders thereof to purchase an aggregate of 150,000 shares of our common stock at any time until August 22, 2012 at a purchase price of $1.09 per share.

On September 19, 2007, we issued an option to John W. Martin, our Secretary and a member of our board of directors. Such option entitles the holder thereof to purchase an aggregate of 30,000 shares of our common stock at any time until September 19, 2012 at a purchase price of $1.14 per share.

On September 19, 2007, we issued options to five of our employees. Such options entitle the holders thereof to purchase an aggregate of 33,000 shares of our common stock at any time until September 19, 2012 at a purchase price of $1.14 per share.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement, previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Commission on November 13, 2006, which is incorporated herein by reference.

10.5	Security Agreement dated as of July 19, 2007 by and among Calliope Capital Corporation and American Mold Guard, Inc., AMG Scientific, LLC and Trust One Termite, Inc. Previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2007 (File No. 001-32862), which is incorporated herein by reference.

10.6	Secured Convertible Term Note dated July 19, 2007 issued by American Mold Guard, Inc. to Calliope Capital Corporation. Previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 25, 2007 (File No. 001-32861), which is incorporated herein by reference.

10.7	Common Stock Purchase Warrant dated July 19, 2007 issued by American Mold Guard, Inc. to Calliope Capital Corporation. Previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 25, 2007 (File No. 001-32861), which is incorporated herein by reference.

10.8	Registration Rights Agreement dated July 19, 2007 by and between American Mold Guard, Inc. and Calliope Capital Corporation. Previously filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 25, 2007 (File No. 001-32861), which is incorporated herein by reference.

10.9	Separation Agreement dated October 4, 2007 by and between American Mold Guard, Inc. and Thomas Blakeley. Previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2007 (File No. 001-32861), which is incorporated herein by reference.

10.10	Settlement and Release Agreement of Thomas Blakeley dated October 4, 2007. Previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 5, 2007 (File No. 001-32861), which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer of American Mold Guard, Inc., pursuant to Rule 13a-14 of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Mold Guard, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 13th day of November, 2007.

Date: November 13, 2007

AMERICAN MOLD GUARD, INC.

/s/ MARK DAVIDSON
Mark Davidson
Chief Executive Officer

/s/ PAUL BOWMAN
Paul Bowman
Chief Financial Officer