Form 10KSB
period 2007-12-31
AMERICAN MOLD GUARD INC
filed 2008-03-19
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year. $6,672,736.

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the registrants common stock reported on the Nasdaq Capital Market as of the close of the market on March 14, 2008 was approximately $2,592,143 as of such date.

As of March 14, 2008, the registrant had outstanding 4,656,623 shares of common stock.

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

PART I

I tem 1.	Description of Business

Overview

We provide structural decontamination and protective coating products and services, including building diagnostic assessment and inspections, indoor air quality testing, mold decontamination a series of preventive maintenance programs and water intrusion emergency response service. Our products and services are available in new construction and occupied phases of multi-family, single family and commercial buildings. To date, we have provided our mold prevention protective coating service to over 700 national and regional single and multi-family home builders. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex, Inc., regional home builders such as Issa Homes, Inc. and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Gables Residential. In December 2007, we announced that we had expanded our service offerings to provide a comprehensive approach to indoor environmental issues throughout the life cycle of a building. The expanded service offering named, “Trinity”, is an all-inclusive three-in-one service platform involving inspection, correction and protection to manage water related problems that can cause mold contamination. With this added capability, we can now provide multi-family and commercial developers, owners and property managers with a single, full-service company to handle their indoor environmental issues.

Our strategy is to grow sales and reach operating profitability by being the leader in structural decontamination and protective coating products and services. In support of this goal we are actively pursuing the acquisition and development of proprietary products and services related to mold and bacteria decontamination, disinfectants and various antimicrobial products. We plan to utilize these proprietary products and services in combination with our current service capability to expand our sales of structural decontamination and protective coating products and services. We believe that our pipeline of products may provide us with a competitive advantage towards remediating mold and protecting against future mold growth.

Historically our business has lost money on an operating and cash flow basis. We believe that a principal reason why we have yet to be cash flow positive and profitable is because of our historically heavy reliance on the residential new construction market for a substantial portion of our business. The residential new construction market has slowed considerably since early 2006.

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for products and services relating to structural decontamination and protective coating services within new and existing structures, public awareness of health risks associated with mold contamination, the growth in mold-related insurance claims and litigation and the high cost of mold remediation. On the other hand, increasing levels of inventory in the new housing construction industry, the general decline in the rate of growth of the new home construction industry, mold remediation competition, delays in building owners or managers adopting our products and services could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through competitive product and service offerings in strategic markets and through continued efforts to control costs.

Our Business

Our business is providing decontamination and protective coating products and services to new construction and occupied multi-family, single family and commercial buildings. Our products and services include building diagnostic assessment and inspection, indoor air quality testing, complete mold decontamination, preventative maintenance programs and water intrusion emergency response services. More specifically, our products and services consist of (i) inspecting structures for mold, moisture, water intrusion and building defects, (ii) correcting areas of a structure that are infected with mold by eradicating the mold with a decontaminate product, (iii) protecting structures against future mold growth by coating the structure with an antimicrobial solution, (iv) disinfecting the structure and (v) providing a clean air certification and warranty that sets forth for our clients the actions we will take if mold is found on a protected surface after application of our antimicrobial solution. Our products and services are offered to our clients individually or as a singular combined service of inspection, correction and prevention that we offer under the trade name of “Trinity”. We believe that our products and services can assist in protecting assets and saving lives.

We have historically focused our products and services on mold prevention in the residential segment of the new construction industry, having provided our mold prevention products and services to over 700 national and regional single and multi-family homebuilders, including Lennar Corporation, DR Horton, Inc., Gables Residential and Centex Corporation. In December 2007, we announced the expansion of our products and services to include inspection and correction offerings, and of the establishment of our “Trinity” offering. Since the creation of our Trinity offering we have secured several contracts for this service. The reaction among our clients to our expanded product and service offerings has been positive to date, and we have begun to generate repeat business for our “Trinity” offering.

We deploy our products and services principally through the use of manned service centers located in California, Florida and Texas, as well as through mobile crews that allow us to service customers throughout the United States.

Our fees for our products and services vary from region to region and from project to project. The factors that we use to determine the prices we charge for our products and services include some or all of the following: (i) the size of the project; (ii) the region; (iii) the proximity to a service center; (iv) the type of construction (e.g., single or multi-family); (v) the areas of the structure to be treated; (vi) the construction materials that are being treated; and (vii) the customer.

In October 2006, we established AMG Scientific, LLC as a wholly owned subsidiary. AMG Scientific, LLC, is focused on providing long-term antimicrobial infection control on surfaces to health care facilities and large institutions in an effort to provide an additional intervention safety net in the fight against hospital acquired infections. In 2007, we conducted two hospital studies aimed at determining the effectiveness of our antimicrobial product in retarding the occurrence of bacterial growth on hospital room surfaces. The studies indicated that although our antimicrobial product is effective in eliminating bacterial growth on hospital room surfaces, the length of time in which our product was able to remain on a particular hospital surface (and therefore the length of time in which our antimicrobial product was effective against hospital surface bacteria) varied depending upon the particular physical attributes (metal versus formica versus fabric, etc.) of the particular hospital surface that our product was applied. As a result, we are investigating methodologies that can be employed to increase the length of time in which our antimicrobial product is effective on all hospital surfaces.

Our Strategy

Our primary objective is to continue to be a leader in the area of mold eradication and prevention while also increasing market share for our expanded services and Trinity offering. The key elements of our strategy include the following:

Acquire or develop proprietary products and services in the areas of decontamination and mold protection. We are active in acquiring and developing proprietary mold decontamination, disinfectant and protective coating products that we believe will enable us to have a competitive advantage. For example in February 2008 we executed a letter of intent with Robert Goldsworthy, an industry leading chemist and inventor, to acquire from Mr. Goldsworthy certain intellectual property related to mold and bacteria decontamination, disinfectants and various antimicrobial products. We intend to deploy these proprietary products and services in our business of correcting and protecting against mold and water related structural problems. We may also pursue direct sales and or licensing of any acquired or developed proprietary products.

Enhance our existing strategic relationships and develop new ones. We have established a leadership position in the protective coating market, having treated over 70 million square feet of construction since our inception. We have established relationships with a number of major national and regional home builders in the United States, some of which have designated us as a “preferred provider” of mold prevention services. These relationships are significant because we believe they create a barrier to entry, and we believe we can leverage these relationships by offering new and expanded services to these customers.

Expand our service offerings. In December 2007, we announced that we had expanded our service offerings to provide a comprehensive approach to indoor environmental issues throughout the life cycle of a building. Our “Trinity” process provides an all-inclusive three in one service platform involving inspection, correction and protection to manage water related problems that can cause mold contamination. This service expansion provides multi-family and commercial developers, owners and property managers with a single, full-service company to handle their indoor environmental issues.

Expand our capability and market coverage. We plan to acquire other companies to add to our product technology, operational capability and customer base.

Sales and Marketing

Historically, our sales efforts in mold prevention and protective coatings have targeted builders. With the housing downturn in late 2006 and extending throughout 2007, we shifted our sales focus to the stronger multi-family housing construction segment. During that time period, we continued to work with single-family residential construction builders but understood the difficult market that they were operating in due to the ongoing mortgage crisis.

In selling to multi-family builders and developers, we continued to utilize a direct sales model. We utilize a direct sales force to call on regional builder contacts. Contacts are identified and approached through referral selling, direct mail and direct phone contact from our sales force. Our team utilizes online permit databases to identify project opportunities in their particular regional area. In 2007, we continued to focus on larger multi-family developers through our in-house national sales team.

In late 2007, we announced the market availability of the Trinity service package. The Trinity service platform expands our service offerings to include mold inspection, building forensics, mold remediation, water intrusion dry down and mold protective coatings. Our Trinity services allow customers to procure all of their needed Indoor Air Quality services from one consultative supplier. The services are needed in the construction phase and in the occupied phase of a building’s life. Trinity expands our selling opportunities both in terms of number of services and in terms of building life-cycle stages.

Our sales team continues to target and direct sell to builders our broader Trinity services. In addition, our sales team has expanded their targets to include existing multi-family building owners, multi-family and commercial property managers as well as commercial property owners. The Trinity service platform has direct applicability and benefit to all of these parties.

Organizationally, the Sales team continues to have (1) regional field resources that are wholly dedicated to direct selling in local markets and (2) national sales resources that focus on large national multi-family and commercial developers. We continue to exhibit at key trade shows and host educational training seminars on mold protection.

Competition

The market for structural decontamination and protective coating products and services is a growing and fragmented market. The structural decontamination market contains numerous contractors and remediators who employ various methods to remove mold and the building materials that have been damaged by moisture related events. The protective coating market is comprised of several smaller competitors who offer varying types of mold prevention services. We believe significant business opportunities exist in these markets. By combining proprietary products with our established service infrastructure we believe that we can reduce traditional remediation costs by twenty to sixty percent while providing future protection against mold and moisture related damage through our protective coating product and service.

Our principal competitors in the structural decontamination market include mold remediation contractors and restoration and water damage cleanup companies. These types of companies include general contractors and restoration and water cleanup companies such as Service Masters and Servpro. In the protective coating market our competitors include smaller antimicrobial service applicators and chemical manufacturers that sell their products to third party applicators. These types of companies include Fosters, Inc., Envirocare and Nisus Corporation, all of which are chemical manufacturers. Other potential competitors include pest control companies and other construction industry trades. We believe we compete primarily through (a) the use of proprietary decontamination, disinfectant and antimicrobial products; (b) our ability to offer one-stop solutions to owners of buildings that have been damaged by moisture-related events; (c) our low cost structure and efficient operations; (d) our ability to service customers out of our company-owned and operated service centers (as opposed to third party applicators) and (e) our ability to provide our clients with a warranty that provides that we will remediate, at our own expense, any mold contamination that develops on any surface that we treat.

We believe that builders, building owners and managers opt to use our services for the following reasons:

•

Our services are performed by our specially trained work crews who utilize repeatable processes. Most of our competitors tend to be chemical companies who are trying to sell their products. These companies usually hire third party applicators, which are likely to use unskilled labor for the task.

•

We offer a comprehensive service that includes removing existing microbes from a structure or surface, applying an antimicrobial solution, cleaning up the site and when required, procuring a clean air test.

•	We believe that our decontamination, disinfectant and antimicrobial products are more effective than any other products available on the market.

•

We offer our protective coating customers a fifteen year warranty. Under our warranty, we will remediate, at our own expense, any mold contamination that develops on any surface that we treat. The warranty also covers personal injury from mold contamination. This portion of the warranty is backed by our General Liability Policy with Evanston Insurance, rated A by A.M. Best, which has a pollution liability mold give back provision. This provision covers property damage and personal injury resulting from mold contamination on any surface we treat. The policy limits are $3 million per occurrence with a $3 million product aggregate.

Research and Development

Our research and development activities are directed on improving existing products and services and developing new products and services. In February 2008, we executed a letter of intent with Robert Goldsworthy, an industry leading chemist to acquire certain intellectual property related to mold and bacteria decontamination, disinfects and antimicrobial products. We believe that a successful acquisition of this intellectual property from Mr. Goldsworthy will significantly assist us in our ongoing efforts to improve our antimicrobial-related products and services.

Intellectual Property

Traditionally, we have not relied on proprietary technology in conducting our business. However, presently, we believe that our success and ability to compete is dependent in part upon proprietary technology that we expect to acquire and develop. In this regard, we expect to rely on a combination of trademark law, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect our rights to intellectual property. These measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect our intellectual property could harm us, devalue our proprietary content and affect our ability to compete effectively.

Our success depends in significant part on our ability to protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights. No assurance can be given that we will be successful in protecting our trade secrets or that we will be successful in preventing others from infringing on our proprietary rights.

Government Regulation

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

Employees

As of December 31, 2007, we had 63 full-time employees, including 26 hourly and 37 salaried employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Company Website

Our primary website can be found at www.amgicorp.com. We make available free of charge at this website (under the “Investor Relations — SEC Filings” caption) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the SEC. Furthermore, we also make available on our website free of charge, and in print to any shareholder who requests it, the committee charters for our Audit, Compensation, and Nominating and Corporate Governance Committees, as well as the Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Amendments to these documents or waivers related to the Code of Business Conduct and Ethics will be made available on our website as soon as reasonably practicable after their execution.

Item 2.	Description of Property

Our corporate headquarters is located in approximately 4,500 square feet of office space in the building known as Capistrano Plaza, 30270 Rancho Viejo Road, Suite C and E, San Juan Capistrano, California 92675. We occupy this facility under a three year lease that commenced on June 1, 2007.

In addition to our corporate headquarters, we currently lease office and warehouse space in California in the following cities: Anaheim, Fresno, Martinez, and San Jose. Additionally we lease warehouse and office space in Tampa and Orlando, Florida, Houston, Texas, and New Orleans, Louisiana.

Item 3.	Legal Proceedings

On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has concluded in this matter as of year-end 2007. On December 7, 2007, a hearing was conducted and an order was issued denying in part and granting in part a motion of summary judgment, alternatively motion for partial summary judgment and dismissing various claims against American Mold Guard, Inc. with prejudice. A tentative trial date has been set for late March 2008. We believe that the third party complaint filed against us by Mr. Rodriguez and SmartProperties is without merit and we intend to defend the litigation vigorously. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

On July 31, 2007, a complaint was filed by Scott I. Murray (“Murray”) against us in the action of Scott I. Murray v. Vincent M. DeVico, an individual DC Group, Inc. d/b/a DeVico Development, Inc., a California corporation, et al which was filed in the Los Angeles Superior Court. The complaint alleges that on or about May 19, 2005, Murray entered into an agreement with DeVico Development for the construction of a residence (the “Residence”), and that pursuant to the agreement, DeVico Development was required to adequately supervise the job and all subcontractors, material men and others providing works of improvement and services for the construction of the Residence. Plaintiff further alleges that we were one of approximately 50 subcontractors and material men providing services for the construction of the Residence, and that such subcontractors and material men including us, breached certain express and implied warranties in the performance of their services, which breach resulted in damages to plaintiff. We believe that this complaint filed against us by Murray is without merit and we intend to defend the litigation vigorously. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On May 2, 2006, we completed our initial public offering of units comprised of two shares of our common stock, two class A warrants and two class B warrants (the “Units”). The Units began trading on the Nasdaq Capital Market under the symbol AMGIU. The Units opened at a price of $13.00 per Unit and traded as units until May 25, 2006. The trading range during this period was a high of $13.94 and a low of $12.65. On May 26, 2006 the Units split into two shares of common stock under the symbol AMGI, two Class A warrants under the symbol AMGIW and two Class B warrants under the symbol AMGIZ. The split of the Units into two shares of common stock and two shares of Class A and B warrants resulted in a corresponding adjustment of the opening price of the common stock and warrants on May 26, 2006. Once trading began on May 26, 2006, the Units ceased trading.

Our common stock has traded on the Nasdaq Capital Market under the symbol AMGI since May 26, 2006. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported on the Nasdaq Capital Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2007	High	Low
First Quarter	$2.75	$1.66
Second Quarter	$2.50	$1.70
Third Quarter	$1.86	$0.96
Fourth Quarter	$1.50	$0.20

Holders

As of February 29, 2008, there were approximately 90 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

On April 28, 2003, our shareholders approved an equity incentive plan (the “Plan”) which reserved for issuance a total of 340,124 shares of common stock for incentive compensation grants of shares of our common stock, stock options and restricted stock awards to our full-time key employees, consultants and directors. The Plan was amended in December 2005 to increase the number of shares reserved under the Plan to 425,155 shares of common stock. On June 1, 2007, at our annual stockholders meeting, stockholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the plan to 1,500,000. To date, stock options that have been granted under the Plan generally vest one-third after 12 months while the remainder vests ratably in quarterly installments over the next two years. All unexercised options expire after five years from the date of grant.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by security holders	493,910	$2.80	1,006,090
Equity compensation plans not approved by security holders	—	—	—

Total	493,910	$2.80	1,006,090

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-KSB. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We provide structural decontamination and protective coating products and services, including building diagnostic assessment and inspections, indoor air quality testing, complete mold decontamination, a series of preventive maintenance programs and water intrusion emergency response service. Our products and services are available in new construction and occupied phases of multi-family, single family and commercial buildings. To date, we have provided our mold prevention service to over 700 national and regional single and multi-family home builders. Our clients include national home builders such as Lennar Corporation, DR Horton, Inc. and Centex, Inc., regional home builders such as Issa Homes, Inc. and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Gables Residential. In December 2007, we announced that we had expanded our service offerings to provide a comprehensive approach to indoor environmental issues throughout the life cycle of a building. The expanded service offering named, “Trinity”, is an all-inclusive three in one service platform involving inspection, correction and protection to manage water related problems that can cause mold contamination. With this added capability, we can now provide multi-family and commercial developers, owners and property managers with a single, full-service company to handle their indoor environmental issues.

Although we believe we are broadening our market coverage by expanding our service offerings to provide a comprehensive approach to indoor environmental issues throughout the life cycle of a building and by selling our products and services to builders, managers and owners of both new and existing structures, we continue to lose money on an operating and cash flow basis. We believe that the principle reason why we have yet to be cash flow positive and profitable is because we have historically marketed and sold our services primarily to the residential new construction industry, which has experienced a steady and significant decline since 2006.

Our strategy is to become a leading provider of structural decontamination and protective coating products and services to the new construction and occupied residential and commercial building industry. The key elements of our strategy are to acquire and develop proprietary technology in the areas of building decontamination and mold protection, enhance our existing strategic relationships and develop new ones, expand our service offerings and expand our capability and market coverage. Further, we expect to continue to control our costs and increase our gross margins as revenue increases. By executing this strategy we intend to grow sales and reach operating profitability in 2008.

Our future financial condition and operating performance may be affected by several industry trends. The major trends that we believe will have a positive impact on our business are the demand for products and services relating to structural decontamination and protective coating services within new and existing structures. In addition, we believe that if we are successful in acquiring desired intellectual property related to mold and bacteria decontamination, we may be able to achieve a certain competitive advantage in the delivery of products and services in the areas of structural decontamination and protective coatings. Public awareness of health risks associated with mold contamination, the growth in mold-related insurance claims and litigation and the high cost of mold remediation and public awareness of the dangers of hospital acquired infections could contribute to our growth. On the other hand, increasing levels of inventory in the new housing construction industry, the general decline in the rate of growth of the new home construction industry, mold remediation competition and delays in building owners or managers adopting our products and services could retard our growth. While we may be negatively impacted by these trends, we believe we will be able to manage these challenges through competitive product and service offerings in strategic markets and through continued efforts to control costs.

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

Critical Accounting Policies

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed, the amount of the service and contract value is determinable, and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. We do not require collateral on our accounts receivable.

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We did not note any indicators of impairment during the years ended December 31, 2007 and 2006.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $54,352 at December 31, 2007.

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

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We were subject to the provisions of FIN 48 as of January 1, 2007, and we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified our federal tax return and our state tax returns in California, Florida and Louisiana as “major” tax jurisdictions, as defined. The periods subject to examination for our federal return are the 2004 through 2006 tax years. The periods subject to examination for our state returns in California and Florida are years 2003 through 2006 and in Louisiana are years 2004 through 2006. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and, as such, we did not record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

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

We adopted SFAS 123(R) using the modified prospective application transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. Share-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $125,351 and $123,190, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in our Consolidated Statements of Operations for the years indicated:

Fiscal 2007 Compared to Fiscal 2006

	Year Ended December 31,		Increase (Decrease)	% Change
	2007	2006
Revenue, net	$6,672,736	$9,425,307	$(2,752,571)	29.2%
Cost of revenue	3,551,983	5,364,534	(1,812,551)	33.8%

Gross margin	3,120,753	4,060,773	(940,020)	23.1%
Selling, general and administrative expenses	8,399,625	9,153,207	(753,582)	8.2%

Loss from operations	(5,278,872)	(5,092,434)	(186,438)	3.7%
Interest income (expense)	(432,444)	(2,478,686)	2,046,242	82.6%

Loss before provision for income taxes	(5,711,316)	(7,571,120)	1,859,804	24.5%
Provision for income taxes	11,093	908	10,185	1121.7%

Net loss	$(5,722,409)	$(7,572,028)	$1,845,619	24.4%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues for 2007 were $6,672,736 compared to $9,425,307 in 2006, a decrease of $2,752,571 or 29.2%. The overall decrease in revenue is attributable to a slowdown in the restoration business in the Gulf region and reduced levels of single-family mold prevention revenue due to the contraction in the new construction housing market. The decline was partially offset by significant increases in our Midwest region and multi-family mold prevention projects.

Revenue growth for 2007 compared to 2006 by region is summarized below:

Region	Year Ended December 31, 2007	Percentage of Revenue	Year Ended December 31, 2006	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$3,409,941	51.1%	$4,805,432	51.0%	$(1,395,491)	(29.0%)
Florida	1,489,545	22.3%	1,666,617	17.7%	(177,072)	(10.6%)
Gulf	655,120	9.8%	2,617,760	27.8%	(1,962,640)	(75.0%)
Midwest	719,389	10.8%	94,233	0.9%	625,156	663.4%
Other	398,741	6.0%	241,265	2.6%	157,476	65.3%

Total	$6,672,736	100.0%	$9,425,307	100.0%	$(2,752,571)	(29.2%)

Revenue in the California region for 2007 was $3,409,941 compared to $4,805,432 in 2006, a decrease of $1,395,491 or 29.0%. The decrease is due to the new construction slowdown in California as builders reduced new housing starts in an effort to lower their inventory.

Revenue in the Florida region for 2007 was $1,489,545 compared to $1,666,617 in 2006, a decrease of $177,072 or 10.6%. The decrease is due to the slow down in the construction industry.

Revenue in the Gulf region for 2007 was $655,120 compared to $2,617,760 in 2006, a decrease of $1,962,640 or 75.0%. The decrease is primarily attributable to the lower level of consumer driven restoration projects due to money flow delays and homeowner indecisiveness. In September 2007, we closed our Gulf region service centers in an effort to reduce costs.

Revenue in the Midwest region for 2007 was $719,389 compared to $94,233 in 2006, an increase of $625,156 or 663.4%. The Midwest region was established in the third quarter of 2006 to capture the market opportunity associated with new housing starts in Houston, Dallas, San Antonio and Austin, Texas. This region, where we sell our mold prevention services to both multi-and single-family builders, has experienced strong growth since opening in 2006.

Other region revenue comprises multi-family projects serviced outside of existing regions, where we do not currently have service centers established. Other revenue for 2007 was $398,741 compared to $241,265 in 2006, an increase of $157,476 or 65.3%. In the first nine months of 2007, projects were completed in Arizona, Colorado, Massachusetts and Virginia.

We also analyze revenue based on type of construction treated. Revenue associated with national builder projects for 2007 was $1,728,893 compared to $2,326,255 in 2006, a decrease of $597,362 or 25.7%. Revenue associated with single family construction for 2007 was $1,982,567 compared to $5,100,492 in 2006, a decrease of $3,117,925 or 61.1%. Revenue associated with multi-family construction for 2007 was $2,961,276 compared to $1,998,560 in 2006, an increase of $962,716 or 48.2%.

Cost of Revenue

Year Ended December 31, 2007	Percent of revenues	Year Ended December 31, 2006	Percent of Revenues	Increase (Decrease)
$3,551,983	53.2%	$5,364,534	56.9%	$(1,812,551)

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for 2007 was $3,551,983 compared to $5,364,534 in 2006, a decrease of $1,812,551 or 33.8%. The decrease was a result of higher average pricing, improved labor productivity and an overall decrease in raw material costs due to improved pricing and optimized usage.

Raw material costs have decreased as a percentage of revenue from 11.6% for 2006 to 9.9% for 2007. This decrease is attributable to an overall material cost price reduction which was implemented in the third quarter of 2006, a change in blast media that occurred in the third quarter of 2007, as well as optimized material usage.

Direct labor cost as a percentage of revenue decreased from 28.9% for 2006 to 27.5% for 2007. The decrease is primarily a result of higher average pricing, increased labor utilization through improved job scheduling and the use of productivity tools such as new sprayers, box trucks and improved soda pot performance.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provide. Other direct costs have decreased as a percentage of revenue from 16.1% for 2006 to 15.8% for 2007. The decrease is primarily a result of our decision in the third quarter of 2006 to purchase equipment that had previously been rented.

Selling, General and Administrative Costs

Year Ended December 31, 2007	Percent of Revenues	Year Ended December 31, 2006	Percent of Revenues	Increase (Decrease)
$8,399,625	125.9%	$9,153,207	97.1%	$(753,582)

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. Selling, general and administrative costs for 2007 were $8,399,625 compared to $9,153,207 in 2006, a decrease of $753,582 or 8.2%. In September of 2007, we closed our Gulf region restoration operation centers, consolidated the offices of Chief Executive Officer, President and Chief Operating Officer under one person, eliminated various discretionary services and reorganized our sales and operations organization in an effort to improve our sales and operations effectiveness. These cost reduction actions resulted in a significantly lower selling, general and administrative expense level in the fourth quarter of 2007.

Interest Income (Expense)

Year Ended December 31, 2007	Percent of Revenues	Year Ended December 31, 2006	Percent of Revenues	Increase (Decrease)
$(432,444)	6.5%	$(2,478,686)	23.1%	$(1,133,635)

Net interest expense for 2007 was $432,444 compared to $2,478,686 in 2006, a decrease of $1,133,635 or 45.7%. The decrease is directly attributable to the Company retiring debt after successfully completing its initial public offering of Units.

On July 19, 2007 we entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, we issued to Calliope a Secured Convertible Note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. The term of the Secured Convertible Note is for three years at an interest rate per annum equal to the “prime rate” as published in the Wall Street Journal from time to time plus two percent (2.0%), subject to a floor of 9.0% and a ceiling of 11.0% Calliope has the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of our common stock at a fixed conversion price equal to $1.85 per share.

Interest charges associated with the Secured Convertible Note and beneficial conversion, including amortization of the debt discount, totaled $389,926 for the year ended December 31, 2007.

We earned interest income of $130,514 from cash investments during 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. As of December 31, 2007, our working capital was $1.3 million, compared to $4.4 million as of December 31, 2006. The primary reason for this decrease is the operating loss during 2007.

Our net loss was $5,722,409 and $7,572,028 during the twelve months ended December 31, 2007 and 2006, respectively. Net interest expense for the twelve months ended December 31, 2007 was $432,444 as compared to net interest expense of $2,478,686 in the twelve months ended December 31, 2006. The primary reason for this change is due to the receipt of proceeds from the public offering of our Units, which proceeds were used to retire certain debt during 2006. Interest charges associated with the Secured Convertible Note and beneficial conversion, including amortization of the debt discount, totaled $389,926 for the year ended December 31, 2007.

During the year ended December 31, 2007, our working capital decreased from $4,379,463 as of December 31, 2006 to $1,253,617 or a decrease of $3,125,846. The principal reasons for the decrease in working capital were as follows:

•	Cash decreased by $3,387,810 primarily as a result of our operating loss for the period, offset by $1,679,034 in net funds we received in connection with the issuance of the Secured Convertible Note.

•	Accrued payroll related expenses decreased $549,807 as a result of payment of payroll related obligations.

•	Accounts receivable decreased by a net $483,079 primarily due to our decrease in revenue for the year.

•	Accounts payable and accrued liabilities decreased $350,846 as a result of cost reductions we enacted throughout the year.

•	Short term notes payable increased by $177,455, net of underlying debt discount, due to the issuance of the Secured Convertible Note.

•	Short term lease line of credit decreased $146,326 as a result of us paying off a lease line of credit in June 2007.

•	Prepaid expenses and deposits increased by $136,569 as the result of renewing our annual General Liability and Workers Compensation policy in August 2007.

Given the recurring operating losses, accumulated deficit and the uncertainty as to whether we will be able to obtain additional financing, there is substantial doubt about our ability to continue as a going concern.

We plan to raise additional capital in the first half of 2008 to fund ongoing business operations. In the ordinary course of business, we expect to engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our products and services as planned, respond to competition, pursue the development or acquisition of desired proprietary technology or continue our operations.

Aggregate Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2007:

Contractual Obligations	Total	2008	2009	2010	2011	Thereafter
Operating leases	$776,945	$494,684	$280,234	$2,027	$—	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. A number of these risks are listed below. These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-KSB. The risks and uncertainties described below are not the only ones we face. Should they materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our securities.

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

Need for substantial additional funds.

We currently need additional funds to finance our operations. Our overall cash requirements for the next 12 months are expected to be approximately $3,000,000. Our cash requirement may vary from those now planned because of unexpected costs or delays due to changes in the direction of our business strategy, competition and other factors. Adequate funds for these purposes may not be available when needed or acceptable terms.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

Since our inception, we have incurred net losses in every quarter through December 31, 2007. At December 31, 2007, we had cumulative net losses of $23.7 million and working capital of $1.3 million. We also had negative cash flow from operating activities. As such, there is substantial doubt about our ability to continue as a going concern. Historically, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. Our growth strategy is to increase our markets and our market share by expanding our service offerings to include comprehensive indoor air quality and moisture management services and to be more of a one-stop service provider to customers. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

Our future success depends on broad market acceptance of our structural decontamination and protective coating products and services, which may not happen, and therefore we may never achieve profitability.

The market for structural decontamination and protective coating products and services is very fragmented and competitive. As is typical of a rapidly evolving industry, the demand for, and market acceptance of, mold remediation and prevention products and services is highly uncertain. We are introducing new technology in the mold remediation market that may or may not be adopted as common practice by the market place. We are also expanding into the mold remediation market that is very competitive and we may or may not be able to demonstrate a competitive advantage. In order to be successful, we must educate property owners and builders about the benefits of the technology that we offer for mold remediation and the importance of mold prevention. We believe that one of the major obstacles we face in marketing our mold remediation and prevention services is the lack of knowledge of the importance of maintaining indoor environments mold-free. We spend a considerable amount of time educating property owners, builders, contractors and the general public on the health risks associated with mold exposure and the value of our services. We can provide no assurances that these efforts will be successful or result in increased revenue.

Our cash balance may not be sufficient to fully execute on our growth strategy, and therefore, we plan to raise additional capital in the future.

As of December 31, 2007, we had approximately $1.2 million in cash and cash equivalents for use in expansion, sales and marketing, capital expenditures and working capital. On or about July 19, 2007, we received a net amount of $1,679,034 from Calliope Capital Corporation from the issuance of the Secured Convertible Note to Calliope Capital Corporation. This amount will not be sufficient to execute our growth strategy in full and we plan to raise additional capital in the first half of 2008 in order to execute our growth strategy. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including the acquisition and development of desired proprietary technology, as well as expanding the market for our “Trinity” services. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

A significant downturn in the national economy, and prolonged economic weakness in the new home construction industry, could adversely affect our business, financial condition and results of operations.

Our business could be unfavorably affected by changes in national economic conditions, including inflation, interest rates, and availability of capital markets, consumer spending rates and the effects of governmental plans to manage economic conditions. Historically, our revenue and gross margin has been directly tied to the level of business activity within the new home construction industry. Since early 2006, there has been a steady and significant decline in the level of business activity within the new home construction industry, which decline may continue for the foreseeable future. Economic weakness in the new home construction industry has resulted in the past in decreased revenue, gross margin, earnings and growth rates for us. Although we have adopted a strategy of expanding the nature and scope of our product and service offerings so that we are less dependent on the new home construction industry for our revenues and growth rate, there can be no assurance that we will be successful in expanding the nature and scope of our product and service offerings, which in turn would continue to make us materially dependent upon the new home construction market for our revenue and growth rate. In such an environment, our business, financial condition and results of operations could be materially and adversely affected.

We may not succeed in establishing the “AMGI” brand, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish the “AMGI” brand. If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brand will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts. If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.

We are likely to face increasing competition, making it more difficult for us to capture market share.

Although we believe that the methodology we use in delivering our services is proprietary, there is very little we can do to protect it. With virtually no barriers to entry, any number of potential competitors could enter the market and provide the same services that we provide. Competitors may misappropriate our methodology or our methodology may otherwise become known or independently developed by competitors. Except for our senior executive officers, none of our employees or contractors sign confidentiality, non-compete or non-disclosure agreements. These factors could materially and adversely affect our business and the value of an investment in our securities.

We rely on our suppliers to provide us with the raw materials we need to provide our services, and these third parties may fail to deliver us the material we need in a timely fashion, which could adversely affect our reputation and our ability to generate revenues.

We use several products in our structural decontamination and protective coating service. Our ability to service our customers depends on us having a regular and reliable source for these materials. We rely on our suppliers to provide us with adequate quantities of these products in a timely manner. A failure by our suppliers to provide us with these key products in a timely manner or in sufficient quantities will have an adverse effect on our ability to satisfy customer demand and could damage our reputation and brand and substantially harm our financial condition and results of operations. Timely delivery of these products could be affected by a number of factors including labor issues at the supplier and shipper, inclement weather and product availability. . If shortages occur on a regular basis for any of these products, we will lose revenue opportunities, which would have an adverse impact on our financial condition and could negatively impact our reputation, which could have longer term adverse consequences on our ability to grow our business.

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

Our future success to a significant extent depends upon the continued service of our key executives. The loss of the services of our senior management could harm our business. In October 2007, Thomas Blakeley resigned as our Chairman of the Board and Chief Executive Officer. On October 1, 2007, Mark Davidson, our President and Chief Operating Officer, was appointed as our Chief Executive Officer. Even though we believe that Mr. Davidson is qualified and capable of replacing

Mr. Blakeley as our Chief Executive Officer, and even though we have retained Mr. Blakeley as a consultant for a limited transition period, any disruption resulting from Mr. Blakeley’s departure may adversely impact our customer relationships, employee morale and our business.

We hire and retain at least one experienced and knowledgeable sales executive for each region in which we establish a service center. The competition for high-quality, skilled managers and sales personnel in the construction industry is intense, causing the search process to be time-consuming and expensive. Moreover, in certain parts of the country, it may also be difficult to find workers to staff the crews needed to perform our services at construction sites. In addition we may need to hire skilled sales and account management executives to market, license or sell the proprietary products and services that we intend to develop and acquire in the future. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing and planned products and services. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

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

Prior to our use of new mold removal, disinfectant and deodorizing, or antimicrobial products in the future, we may be required to obtain federal and/or state approval and licenses, including but not limited to the approval of the EPA. Our failure to obtain such approval or licenses may adversely affect our operations.

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

In addition, the Sarbanes-Oxley Act of 2002 (“SOX”) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2007, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm in the year ending December 31, 2009, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 may require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We expect competition to increase as awareness of mold-related problems increase. As we demonstrate the success of our products and services we expect other companies to enter the market. A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge. Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

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

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-effective basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new procedures and technologies that address new developments in the construction, building maintenance and infection control industry. In the market segments we serve and the regions in which we operate, we need to stay current and compliant with laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot give assurances that we will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in the amounts we change for our services. This could cause our net income to decline, which likely will lead to a decline in the price of our publicly traded securities, resulting in a loss of all or a part of an investment in our securities.

We do not have “exclusive” or long-term commitments from builders, building owners and building managers for our products and services, negating any competitive advantage we get from these relationships.

Although we have ongoing relationships with a number of national and regional home builders, none of these relationships are “exclusive.” In addition, we do not have any long-term firm commitments from builders, building owners building managers to use our products and services. Even “preferred provider” status, which we enjoy with one national home builder, does not guarantee that we will be hired for a particular job or any job with that customer. As a result, our revenues are unpredictable, and we are highly susceptible to competition. There is nothing preventing any of our customers from entering into identical or similar relationships with our competitors or from discontinuing their relationship with us at any time. If a number of our customers were to terminate their relationship with us at the same time or direct business to our competitors, our business, operating and financial condition would suffer.

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

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

•	our success, or lack of success, in developing and marketing our products and services;

•	our ability to maintain compliance with NASDAQ listing requirements:

•	our ability to raise the required capital to fund our business:

•	the announcement of new products, services, or technological innovations by us or our competitors;

•	changes in the executive leadership of the company;

•	actual or perceived changes in the national economy and new home construction industry;

•	quarterly fluctuations of our operating results;

•	changes in revenue or earning estimates; and

•	competition.

Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results.

Since completion of our public offering of Units, our shares of common stock and warrants have been traded on the Nasdaq Capital Market. There has been limited trading in our common stock and warrants and we cannot give assurances that such a market will develop further or be maintained.

On or about November 29, 2007 we received a Nasdaq Staff Deficiency letter from the Nasdaq Stock Market indicating that we have failed to satisfy the continued listing requirements for the Nasdaq Stock Market set forth in Marketplace Rule 4310 (c)(4). Marketplace Rule 4310 (c)(4) requires that our common stock must have a minimum bid price per share of $1.00 in order for our common stock to continue to be listed on the Nasdaq Capital Market. Consistent with Marketplace Rule 4310 (c)(8)(D), and as confirmed by the Nasdaq Staff Deficiency letter, we have until May 27, 2008 to regain compliance with the requirements of Marketplace Rule 4310 (c)(4). We may regain compliance with the requirements of Marketplace Rule 4310 (c)(4) if our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

Our failure to meet the requirements of Marketplace Rule 4310(c)(4) will result in the delisting of our shares of common stock and warrants from the Nasdaq Capital Market. Although, upon any delisting of our securities from the Nasdaq Capital Market, our securities would continue to trade on the OTC Bulletin Board, we believe that such a delisting may further limit trading in our common stock and warrants and would adversely effect any subsequent development in the trading of our securities.

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

The following consolidated financial statements of AMERICAN MOLD GUARD, INC. are included in Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Mold Guard, Inc.

We have audited the accompanying consolidated balance sheet of American Mold Guard, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Mold Guard, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2007, and has an accumulated deficit at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California

March 17, 2008

AMERICAN MOLD GUARD, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,167,080
Accounts receivable, net of allowance for doubtful accounts of $54,352	739,260
Inventories	72,069
Prepaid expenses and deposits	272,458
Other current assets	107,549

Total Current Assets	2,358,416
Restricted cash	76,399
Property and equipment, net (Note 3)	548,556
Financing costs, net (Note 5)	214,957

Total Assets	$3,198,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$799,440
Accrued payroll and related expenses	111,539
Convertible note payable, net of discount (Note 5)	179,036
Accrued interest payable	14,784

Total Current Liabilities	1,104,799
Long-Term Liabilities:
Long-term convertible notes payable, net of discount (Note 5)	358,072

Total Liabilities	1,462,871

Commitments and contingencies (Notes 4, 5, 6, 7, 9 and 10)
Stockholders’ Equity (Deficiency) (Notes 5, 6, 7, 9 and 10)
Common Stock, no par value, 50,000,000 shares authorized, 4,656,623 shares issued and outstanding on December 31, 2007	16,637,745
Additional paid-in capital	8,798,232
Accumulated deficiency	(23,700,520)

Total Stockholders’ Equity (Deficiency)	1,735,457

Total Liabilities and Stockholders’ Equity (Deficiency)	$3,198,328

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenue, net	$6,672,736	$9,425,307
Cost of revenue:
Direct costs	3,307,928	5,154,609
Depreciation expense	244,055	209,925

Total cost of revenue	3,551,983	5,364,534

Gross margin	3,120,753	4,060,773
Selling, general and administrative expenses	8,399,625	9,153,207

Loss from operations	(5,278,872)	(5,092,434)
Interest income (expense), net	(432,444)	(2,478,686)

Loss before income tax provision	(5,711,316)	(7,571,120)
Provision for income taxes	11,093	908

Net loss	$(5,722,409)	$(7,572,028)

Basic and diluted net loss per share	$(1.23)	$(2.43)

Weighted average number of common shares outstanding – basic and diluted	4,638,415	3,110,452

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficiency	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	499,999	$625,000	454,500	$859,000	942,301	$1,475,262	$2,005,289	$(10,406,083)	$(5,441,532)
Issuance of stock, net of cancellations and issuance costs of $2.9 million	—	—	—	—	3,106,176	12,457,578	4,174,107	—	16,631,685
Stock issued in payment of debt	—	—	—	—	230,770	1,110,000	390,000	—	1,500,000
Benefit ascribed for stock transferred to the Company to procure loans	—	—	—	—	—	—	169,331	—	169,331
Shares cancelled	—	—	—	—	(10,204)	—	—	—	—
Conversion of Series A and B Preferred	(499,999)	(625,000)	(454,500)	(859,000)	324,653	1,484,000	—	—	—
Shares issued in settlement	—	—	—	—	11,396	27,806	—	—	27,806
Shares issuable to Directors	—	—	—	—	—	52,088	—	—	52,088
Warrants issued for services	—	—	—	—	—	—	58,496	—	58,496
Share based compensation	—	—	—	—	—	—	123,190	—	123,190
Net loss for the year	—	—	—	—	—	—	—	(7,572,028)	(7,572,028)

Balance as of December 31, 2006	—	—	—	—	4,605,092	16,606,734	6,920,413	(17,978,111)	5,549,036
Beneficial conversion feature on convertible note	—	—	—	—	—	—	727,392	—	727,392
Relative fair value of warrants issued in connection with convertible debt	—	—	—	—	—	—	943,608	—	943,608
Shares issued under Section A anti-dilution provisions	—	—	—	—	1,531	—	—	—	—
Shares issued to Directors, net of cancellations	—	—	—	—	20,000	15,011	—	—	15,011
Shares issuable to Directors	—	—	—	—	30,000	16,000	—	—	16,000
Warrants issued for services	—	—	—	—	—	—	81,468	—	81,468
Share based compensation	—	—	—	—	—	—	125,351	—	125,351
Net loss for the year	—	—	—	—	—	—	—	(5,722,409)	(5,722,409)

Balance as of December 31, 2007	—	$—	—	$—	4,656,623	$16,637,745	$8,798,232	$(23,700,520)	$1,735,457

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended December 31,
	2007	2006
Net loss	($5,722,409)	($7,572,028)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	387,990	233,843
Amortization of debt discount	389,926	2,246,506
Bad debt expense	54,352	69,778
Compensation expense from stock options	125,351	123,190
Common stock issued in payment of directors fees	31,011	52,088
Common stock issued in settlement	—	27,806
Fair value of warrant issued	36,608	58,496
Interest expense associated with personal transfer of stock	—	169,331
Loss on disposal of property and equipment	1,564	26,956
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	428,727	(34,761)
Inventories	53,278	(87,308)
Prepaid expenses, deposits and other current assets	208,757	(240,202)
Accounts payable and accrued liabilities	(352,427)	(1,130,454)
Accrued payroll and related expenses	(549,807)	(1,026,487)
Accrued interest payable	14,784	—

Net cash used in operating activities	(4,892,295)	(7,083,246)

Cash flows from investing activities:
Release (purchases) of Certificate of Deposit – restricted cash	676,354	(752,653)
Purchase of property and equipment	(2,033)	(175,745)

Net cash provided by (used in) investing activities	674,221	(928,398)

Cash flows from financing activities:
Proceeds on issuance of common stock, net of $1.4 million of offering costs and underwriting discounts of $1.5 million	—	16,631,685
Borrowings from notes payable	2,000,000	750,000
Financing costs	(380,825)	—
Payments on notes payable	(181,818)	(5,460,000)
Payments on lease line of credit	(607,093)	(43,815)
Deferred offering costs	—	620,882

Net cash flows provided by financing activities	830,264	12,498,752

(Decrease) increase in cash and cash equivalents	(3,387,810)	4,487,108
Cash and cash equivalents, beginning of period	4,554,890	67,782

Cash and cash equivalents, end of period	$1,167,080	$4,554,890

Supplemental disclosures for cash flow information:
Non-cash financing activities
Conversion of Series A and B preferred stock	$—	$1,484,000
Common stock issued in repayment of bridge financing	$—	$1,500,000
Property and equipment acquired under lease line of credit	$—	$650,908
Warrants issued to Equity Source Partners	$44,860	$—
Beneficial conversion associated with the Calliope convertible note	$727,392	$—
Relative fair value of warrants issued in connection with Calliope convertible note	$943,608	$—
Cash paid for interest	$91,701	$565,460
Cash paid for income taxes	$11,093	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MOLD GUARD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

Note 1. Organization and Management’s Plans

Organization and Business

The principal business of American Mold Guard, Inc. (the “Company”) is providing structural decontamination and protective coating products and services, including building diagnostic assessment and inspections, indoor air quality testing, complete mold decontamination, a series of preventive maintenance programs and water intrusion emergency response service. Our products and services are available in new construction and occupied phases of multi-family, single family and commercial buildings. In December 2007, the Company announced that it had expanded its service offerings to provide a comprehensive approach to indoor environmental issues throughout the life cycle of a building. The expanded service offering, named “Trinity”, is an all-inclusive three-in-one service platform involving inspection, correction and protection to manage water related problems that can cause mold contamination. With this added capability, the Company can provide multi-family and commercial developers, owners and property managers with a single, full-service company to handle their indoor environmental issues. Through its wholly-owned subsidiary, AMG Scientific, LLC, the Company is striving to develop products and services related to infection control surface treatment to health care facilities and other institutions. The Company has sales representatives located in several states who sell its structural decontamination and protective coating services throughout the country. The Company also has service centers in three states – California, Florida and Texas and it has serviced projects throughout the country with its mobile crews. The Company’s wholly-owned subsidiary, Trust One Termite, Inc. (“Trust One”), which had provided termite control services, suspended operations in August 2007 due to the housing market slowdown.

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

Management’s Plans

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company’s significant operating losses, accumulated deficit and the uncertainty as to whether the Company will be able to obtain additional financing, raise substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net loss of $5.7 million for the year ended December 31, 2007. As of December 31, 2007, the Company had working capital of $1.3 million, an accumulated deficit of $23.7 million and stockholders’ equity of $1.7 million. On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a secured convertible note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility, access to which has been restricted.

In September of 2007, the Company closed its Gulf region restoration operation centers, consolidated the offices of Chief Executive Officer, President and Chief Operating Officer under one person, eliminated various discretionary services and reorganized its sales and operations organization in an effort to improve the sales and operations effectiveness of the Company. These actions reduced selling, general and administrative expenses by approximately $800,000 in the fourth quarter of 2007 as compared to the previous quarter. Recently, the Company announced its strategy of actively acquiring and developing intellectual property aimed at developing proprietary products and services in the areas of mold and bacteria decontamination, disinfectants and various antimicrobial products. The Company is also seeing sales growth driven by the adoption of its Trinity process. As the Company grows sales, it plans to increase its margins and control costs in an effort to reach profitability. Management plans to raise additional capital in the first half of 2008 to fund ongoing business operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its wholly-

owned subsidiaries, AMG Scientific, LLC since its date of inception (October 12, 2006) and Trust One. All significant inter-company accounts and transactions are eliminated upon consolidation.

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

Restricted Cash

As of December 31, 2007, the Company had one certificate of deposit totaling $76,399, including interest, which serves as collateral for the Company’s business travel credit cards.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the years ended December 31, 2007 and 2006.

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

For the years ended 2007 and 2006, one customer accounted for 17.9% and 18.5% of revenues, respectively. At December 31, 2007, two customers accounted for 11.1% and 10.3% of total receivables, respectively. Given the significant amount of revenues derived from this customer, the loss of this customer or the non-collection of related receivables could have a material adverse effect on the Company’s financial condition and results of operations.

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

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax returns in California, Florida and Louisiana as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in California and Florida are years 2003 through 2006 and in Louisiana are years 2004 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and, as such, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

Revenue Recognition

Revenue is based on contracts for agreed upon fees entered into with customers for the services to be completed and is recognized when the service is completed, the amount of the service and contract value is determinable, and collection is reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate.

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

Upon adoption of SFAS No. 123(R), the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006, $123,190 and $125,351, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures.

Risk Management

The Company is not exposed to significant credit concentration risk, interest rate or hedging risks. The Company’s functional currency is the US dollar. The Company is not exposed to foreign exchange risk and the Company is not a party to any derivative transactions.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, other current assets, accounts payable and accrued liabilities, accrued salary and wages, accrued interest payable and short term debt approximate their fair values because of the short maturity of these instruments. Long-term debt also approximates fair value due to management’s ability to borrow at approximately the same rate in the current market.

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 6,352,410 and 6,437,441 as of December 31, 2007 and 2006, respectively.

The accompanying consolidated financial statements give retroactive effect to a reverse stock split pursuant to which each share of common stock outstanding before the reverse stock split was converted and exchanged for 0.340124209 new shares of common stock. The reverse stock split was effective as of April 7, 2006.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $6,505 and $69,210 for the years ended December 31, 2007 and 2006, respectively.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007. However, FASB Staff Position No. 157-2, which was issued on February 12, 2008, deferred the effective date to fiscal years beginning after November 15, 2008. Management is currently evaluating the potential impact this standard may have on the Company’s financial position and results of operations, but management does not believe the impact of the adoption will be material.

In December 2006, the FASB approved EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, and the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this EITF, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this EITF. The adoption of this pronouncement has not had a material impact on the Company’s financial position, results of operations and cash flows in fiscal year 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS 159. The Company does expect a significant impact of the adoption of SFAS 159.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore the Company expects to adopt SFAS 141R for any business combination entered into beginning in fiscal 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company does not expect that SFAS 160 will have any impact on its consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

December 31, 2007
Field equipment and vehicles	$1,094,603
Office furniture and fixtures	222,819
Accumulated depreciation	(768,966)

Property and equipment, net	$548,556

Note 4. Lease Line of Credit

In the second quarter of 2006, the Company opened a secured lease line of credit with Bank of America having a 48 month term with a $1.00 buy-out for related leased assets at the end of the term (the “Line of Credit”). During the year ended December 31, 2006, the Company borrowed an aggregate of $650,908 against the Line of Credit. For the year ended December 31, 2006, the Company paid $43,815 towards the Line of Credit.

In June 2007, the Company made the decision to pay off the Line of Credit in full. During the quarter ended June 30, 2007 the Company paid $572,370 to pay off the Line of Credit.

Note 5. Convertible Notes Payable, net of discount and Revolving Credit Facility

On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a Secured Convertible Note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. The term of the Secured Convertible Note is for three years at an interest rate per annum equal to the “prime rate” as published in the Wall Street Journal from time to time plus two percent (2.0%), subject to a floor of 9.0% and a ceiling of 11.0%

The Secured Convertible Note and any and all Revolving Loans are secured by all of the assets of the Company as more fully set forth in the Security Agreement. Calliope has the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of common stock of the Company at a fixed conversion price equal to $1.85 per share. Amortizing payments were due pursuant to the Secured Convertible Note commencing on October 1, 2007, and the first business day of each month thereafter in an amount equal to $60,606. The principal balance as of December 31, 2007 was $1,818,182.

Pursuant to the terms of the Revolving Credit Facility, Calliope may make revolving loans (the “Revolving Loans”) to the Company from time to time during the term of the Revolving Credit Facility in an aggregate amount not to exceed the lesser of (i) $2,000,000 minus $250,000 until the Company achieves operating profitability for any two consecutive fiscal quarters or (ii) an amount equal to ninety percent (90%) of eligible Company commercial account receivables plus seventy percent (70%) of eligible Company consumer account receivables minus $250,000. Any Revolving Loans made to the Company will be evidenced by one or more “Revolving Loan Notes”, and will bear interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time plus two percent (2%). As of the date of this filing, the Company has not yet received any Revolving Loans under the Revolving Credit Facility and Calliope has restricted the Company from accessing the Revolving Credit Facility until the Company’s financial position improves.

The Company has provided Calliope a first lien on all assets of the Company. The Company will have the option of redeeming any outstanding principal of the Secured Convertible Note by paying to Calliope 130% of such outstanding principal, together with accrued but unpaid interest under the Secured Convertible Note. Calliope earned a commitment fee in the amount of $140,000 at the time of closing. Calliope also received a warrant to purchase up to 1,137,010 shares of the

Company’s common stock at a purchase price of $1.93 per share. In addition, the Company paid due diligence, accounting and legal fees to Calliope of $70,965. The Company also paid cash of $125,000 and issued a warrant valued at $44,860 (see Note 7) to Equity Source Partners LLC for financial advisory fees and non-accountable expenses incurred in connection with the debt financing transaction with Calliope.

Aggregate financing costs of $380,825 paid in connection with the financing described above have been capitalized as such in the accompanying condensed consolidated balance sheet and are amortized over the estimated life of the respective notes. Amortization of $58,391 for the year ended December 31, 2007, is included in interest expense in the accompanying consolidated statement of operations.

The Company determined that the Secured Convertible Note satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the Secured Convertible Note qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrant issued to Calliope qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the Secured Convertible Note and common stock purchase warrant based on their relative estimated fair values. As a result, the Company allocated $1,056,392 to the Secured Convertible Note and $943,608 to the common stock purchase warrant, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the Secured Convertible Note contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the Secured Convertible Note to the common stock purchase warrant, valued at $727,392. The amounts recorded for the common stock purchase warrant and beneficial conversion feature are recorded as debt discounts and are amortized as interest expense over the term of the Secured Convertible Note. Interest charges associated with the amortization of the debt discount, totaled $389,926 for the year ended December 31, 2007.

Note 6. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the outstanding warrants of the Company as of December 31, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
April 2005 Warrants	170,062	$5.88	0.29 years
June 2006 Warrants	15,000	5.00	1.45 years
August 2006 Warrants	13,000	5.00	0.59 years
November 2006 Warrants	20,000	3.00	1.88 years
April 2007 Warrants	40,000	2.16	2.32 years
July 2007 Warrants	1,191,064	1.93	4.55 years

Balance, December 31, 2007	1,449,126	$2.47	3.89 years

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

In June 2006, Warrants were issued in conjunction with payment for services to be received by the Company over a twelve month period. The Warrants entitle the holder thereof to purchase up to 15,000 shares of common stock at any time until June 2009 at a purchase price of $5.00 per share. In connection with the issuance of the June 2006 Warrants, the Company recorded a prepaid asset which will be amortized to expense as the related services are received. The Company estimated the fair value of such warrants to be $23,029 using the Black-Scholes valuation model.

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

In July 2007, the Company issued 1,137,010 warrants in conjunction with the issuance of the Secured Convertible Note and Revolving Credit Facility discussed in Note 5. The warrants entitle the holder thereof to purchase up to 1,137,010 shares of common stock at any time until July 2012 at a purchase price of $1.93 per share. See Note 5 for the valuation of such warrants.

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

Class A and Class B Purchase Warrants

Listed below are the A and B warrant balances of the Company as of December 31, 2007:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	3.34 years
May 2006 IPO Class B Warrants	2,930,770	13.00	3.34 years

Balance, December 31, 2007	5,861,540	$11.37	3.34 years

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

In connection with the April 26, 2006 issuance of shares of common stock, Class A Warrants and Class B Warrants to holders of the Unsecured Notes, the Company agreed to : (i) file, on or before May 26, 2007, a registration statement to register for resale the shares of common stock, Class A Warrants and Class B Warrants issued to the holders of the Unsecured Notes and (ii) have such registration statement declared effective by the Securities and Exchange Commission on or before July 29, 2007. If the Company failed to meet these requirements, the Company would be obligated to pay monthly liquidated damages in cash to the holders of the Unsecured Notes in an amount equal to one percent (1%) of the holders’ original outstanding principal amount of the Unsecured Notes purchased, per month. The Company filed the requisite registration statement on July 5, 2007, and the registration statement was declared effective by the Securities and Exchange Commission on August 7, 2007, and, accordingly, the Company accrued a liability of $19,500 which was charged to interest expense in the current quarter. Such amount remains unpaid at December 31, 2007.

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

A summary of option activity under the Plan for the years ended December 31, 2007 and 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2005	267,499	$4.52	4.23	$1,210,000
Granted	40,000	5.93	9.34	—
Exercised	—	—	—	—
Forfeited or expired	(34,691)	(6.36)	—	—

Balance, December 31, 2006	272,808	4.52	8.31	—
Granted	303,000	1.42	—	—
Exercised	—	—	—	—
Forfeited or expired	(81,900)	3.44	—	—

Balance, December 31, 2007	493,908	2.80	5.82	—

Exercisable on December 31, 2007	176,326	$4.59	7.34	$—

A summary of the status of unvested employee stock options as of December 31, 2007 and changes during the period then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested Balance, December 31, 2006	112,053	$1.27
Granted	303,000	2.59
Vested	(69,784)	(1.15)
Forfeited	(26,687)	(0.84)

Unvested Balance, December 31, 2007	318,582	$0.73

As of December 31, 2007, there was $227,937 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of .98 years.

Note 8. Income Taxes

The Company has reported a net operating loss in every period since inception and, as a result, has not recorded a provision for federal income taxes in the accompanying consolidated statements of operations.

Significant components of the provision for income taxes for the years ended December 31, 2007 and 2006 are:

	2007	2006
Current
Federal	—	—
State	$5,514	$908
Deferred
Federal	—	—
State	—	—

Provision for income taxes	$5,514	$908

A reconciliation of the expected income tax (benefit) computed using the federal statutory tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Income tax (benefit) computed at the federal statutory rate	(34.0%)	(34.0%)
State tax, net of federal benefit	(2.6%)	(4.2%)
Nondeductible items and other	0.2%	3.5%
Changes in valuation allowance	36.4%	34.7%

Effective tax rate:	0.0%	0.0%

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2007 and 2006 consist of the following:

	2007	2006
Net operating loss carry forward	$8,575,000	$6,439,000
Accrued bonus	17,000	58,000
Accrued severance	—	71,000
Depreciation	115,000	(27,000)
Other	50,000	131,000
Valuation allowance	(8,757,000)	(6,672,000)

Net deferred tax asset	$—	$—

The accumulated net operating loss for federal income tax purposes was $22.6 million as of December 31, 2007. The Company also has state net operating loss carry forwards of approximately $16.5 million as of December 31, 2007. The Company has fully offset the net operating loss carry forwards by a valuation allowance of an equal amount. Federal net operating loss carry forwards of $1.0 million will expire in 2023, $2.8 million will expire in 2024, $3.9 million will expire in 2025 and $8.3 million will expire in 2026. State net operating loss carry forwards will begin to expire in 2014. The utilization of net loss carry forwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382. The net deferred income tax assets have been fully reserved for as of December 31, 2007, as management determined that it is more likely than not that those assets would be realized. Accordingly, a deferred income tax benefit has not been recorded for any of the periods presented in the accompanying consolidated statements of operations.

Note 9. Commitments and Contingencies

Lease Commitments

The Company’s executive offices are located in San Juan Capistrano, California under a three year lease that commenced on June 1, 2007. The Company operates out of various regional service centers located in California, Florida, Louisiana and Texas under leases with terms ranging from 12 to 36 months and leases vehicles for terms ranging from 36 to 48 months.

Future minimum lease payments under these non-cancelable operating leases are as follow:

Years ending December 31,
2008	$494,684
2009	280,234
2010	2,027
2011	—

$776,945

Rent expense was $495,419 and $390,997 for the two years ended December 31, 2007 and 2006, respectively.

Litigation

The Company is currently involved in litigation in the State of Louisiana. On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has concluded in this matter as of year-end 2007. On December 7, 2007 a hearing was conducted and an order was issued denying in part and granting in part a motion of summary judgment, alternatively motion for partial summary judgment and dismissing various claims against American Mold Guard, Inc. with prejudice. A tentative trial date has been set for late March 2008. We believe that the third party complaint filed against us by Mr. Rodriguez and SmartProperties is without merit and we intend to defend the litigation vigorously. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

Purchase Agreement

On November 1, 2006 a supply agreement (the “Supply Agreement”) was entered into between the Company and Coating Systems Laboratories, Inc., an Arizona corporation (“CSLI”). Under the Supply Agreement, CSLI agreed to manufacture and provide the antimicrobial, AMG-X40, to the Company on an exclusive basis. The Company had exclusive rights to use, apply, market, sell, advertise and distribute the AMG-X40 product for a period of five years from the November 1, 2006 effective date. The Supply Agreement could be terminated only upon the occurrence of certain specific events. The Company had agreed to purchase 100% of its requirement for the AMG-X40 product from CSLI during the term of the Supply Agreement. Additionally, the Company has agreed to purchase from the vendor a minimum aggregate annual amount of AMG-X40 product having an aggregate annual invoice price of at least $240,000 for the first year of the Supply Agreement, $480,000 for the second year of the Supply Agreement, $810,000 for the third year of the Supply Agreement, $1,200,000 for the fourth year and the succeeding year of the term of the Supply Agreement. Should the Company not meet its annual minimum purchase obligations, the Company would be required to pay CSLI the difference between the minimum purchase obligation for a particular year and the aggregate annual invoice price for all AMG-X40 product actually purchased by the Company during such year.

During the first year of the Supply Agreement, the Company purchased from CSLI AMG-X40 product having an aggregate invoice price of $94,120. On October 26, 2007, CSLI invoiced the Company $145,880, representing the balance due on the Supply Agreement’s first year minimum purchase obligation.

The Company and CSLI entered into an agreement to terminate the supply agreement effective October 27, 2007. Under the terms of the termination agreement the Company will pay CSLI $145,880 payable in twelve monthly installments of $12,156.67 with the first payment on December 31, 2007 and the last payment on November 1, 2008.

The Company and CSLI entered into a new supply agreement on January 29, 2008. The new supply agreement is non-exclusive and contains no minimum purchases of product. Either party may terminate the agreement with ninety day notice.

Employment Agreements

On July 1, 2004, the Company entered into an employment agreement with its current chief executive officer. On May 15, 2006 the Company entered into an employment agreement with its chief financial officer. Each of the agreements have a term of five years and automatically renew for successive three-year terms unless either party to the agreement gives written notice, 90 days prior to the end of the agreement, not to renew the agreement. Under each employment agreement, if the Company terminates the employment of the officer for any reason other than death, disability, or “justifiable cause” (defined to include any willful breach by the executive of his duties under the agreement or the executive’s conviction of any crime involving the property of the company or any crime constituting a felony), the executive would be entitled to a severance payment of 24 months of the then current monthly base salary plus target bonus as in effect on the last day of his employment and reimbursement for the cost of maintaining his medical and dental insurance for 24 months. In the event of a termination in connection with a “change of control” or by the executive for “good reason” (defined to include a material reduction of the executives base salary, duties and authority of position), then the executive is entitled to a lump sum payment equal to his unpaid, annualized base salary for the remainder of the year in which the termination occurs and a lump sum payment equal to three times his highest annual compensation (salary plus bonus) for any of the three calendar years immediately preceding the date of termination.

The current annual base salary of the chief executive officer is $225,000 and the current annual base salary of the chief financial officer is $180,000 and their salaries are subject to review by the board of directors of the Company to determine whether the executive should receive a salary increase.

Note 10. Subsequent events

On January 11, 2008, the Company entered into a three year consulting agreement with PR Financial Marketing, LLC (“PR Financial Marketing”) to provide public relations and other consulting services to the Company aimed at increasing investor awareness. The Company can terminate the agreement with ninety (90) days prior written notice. In consideration for the services to be rendered by PR Financial Marketing to the Company, the Company agreed to pay PR Financial Marketing a monthly fee of $6,500 and further agreed to issue to PR Financial Marketing an option to purchase 200,000 shares of the Company’s common stock and having an exercise price of $0.26 per share. The option issued to PR Financial Marketing expires five (5) years after the date of its issuance.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A (T)   Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of American Mold Guard, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Management’s report is deemed furnished rather than filed, for purposes of liability under Section 18 of the 1934 Act.

Mark Davidson
(Chief Executive Officer)

Paul Bowman
(Chief Financial Officer)

Item 8B.	Other Information

None

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth the names, ages, and positions of our directors and officers.

Name	Age	Position Held	Officer since	Director since
Mark Davidson	46	Chief Executive Officer and Director	2004	2007
Paul Bowman	51	Chief Financial Officer	2006	N/A
John W. Martin	49	Corporate Secretary and Director	2006	2003
Frank Brandenberg	61	Director	N/A	2006
James Crofton	56	Director	N/A	2006
Robert D. Simplot	53	Director	N/A	2006

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

Biographical Information

MARK DAVIDSON has been our Chief Executive Officer and director since October 1, 2007. From August 2005, he served as Chief Operating Officer and as our President since June 2006. From April 2004 to July 2005, Mr. Davidson served as our Chief Financial Officer. From February 1997 to April 2004, Mr. Davidson was the president of J2N Consulting, a management consulting firm that provided consulting services, including business analysis, financial planning, executive management and development of customized information tools, to corporate clients.

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

FRANK BRANDENBERG has served as a director since April 2006. Since October 2003, Mr. Brandenberg has been a member of the board of directors of Kemet Corporation; a New York Stock Exchange (KEM) diversified electronics ompany, and in March 2005 was named its chairman of the board. From April 2001 through December 2003, when he retired, Mr. Brandenberg was a vice president and sector president of Northrop Grumman Corporation. From December 1999 through April 2001, he was a group executive and a corporate senior vice president for Litton Industries.

ROBERT SIMPLOT has served as a director since September 2006. Since 1999, Mr. Simplot has been the president and chief executive officer of RCG Information Technology, an information technology consulting firm.

All three independent board members, Mr. Crofton, Mr. Brandenberg and Mr. Simplot serve on the Audit, Compensation, and Nominating and Governance Committees. Mr. Crofton is chairman of the Audit Committee, Mr. Brandenberg is chairman of the Nominating and Governance Committee and Mr. Simplot is chairman of the Compensation Committee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the year ended December 31, 2007, all Section 16(a) filing requirements were in compliance.

Audit Committee Financial Expert

Our board of directors has determined that James Crofton, chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated under the Securities Act of 1933, as amended and the Exchange Act. Mr. Crofton has served for nine years as the chief financial officer of a wholly-owned subsidiary of a public company and currently serves as chairman of the audit committee of Columbia Laboratories, Inc., a publicly traded corporation. Mr. Crofton is “independent” as such term is defined by the applicable listing standards of the Nasdaq Stock Market and Section 10(A) (m) (3) of the Exchange Act.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct which applies to all our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and all persons performing similar functions. The Code of Ethics and Business Conduct is posted on our website at www.amgicorp.com (under the “Investor Relations — Corporate Governance” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct by posting any such amendments or waivers on our website.

Item 10.	Executive Compensation

Overview

The Compensation Committee assists the Board of Directors in its responsibilities relating to executive compensation and in fulfilling its responsibilities relating to our compensation and benefit programs and policies. The Compensation Committee may make recommendations with respect to our compensation plans and reviews and approves the compensation of our executive officers. The Compensation Committee currently consists of three directors, all of whom are independent under applicable Nasdaq Stock Market and Securities and Exchange Commission standards. The Compensation Committee receives recommendations from our Chief Executive Officer regarding the compensation of executive officers.

Compensation Philosophy and Objectives

Our executive compensation policies are designed to achieve four primary objectives: (i) attract and retain well-qualified executives who will lead us and inspire superior performance; (ii) provide incentives for achievement of corporate goals and individual performance; (iii) provide incentives for achievement of long-term stockholder return; and (iv) align the interests of management with those of the stockholders to encourage continuing increases in stockholder value.

Elements of Compensation

The following are components of our executives’ compensation that are intended to accomplish one or more of the compensation objectives discussed above:

Base Salary and Benefits. To attract and retain officers with exceptional abilities and talent, annual base salaries are set to provide competitive levels of compensation. The Compensation Committee considers each officer’s performance, current compensation, and responsibilities within our company. The Compensation Committee considers base salaries paid by competitors within our peer group and those paid by other businesses of comparable size. The Compensation Committee also considers past individual performance and achievements when establishing base salaries.

Annual Cash Bonus Incentives. Annual cash bonus incentives are sometimes used to reward our employees. The current bonus plan is under review and development by the Compensation Committee. It is expected that any current bonus plan ultimately approved by the Compensation Committee will provide that bonuses may be earned by our executives upon the achievement of certain metrics such as the meeting of annual performance targets as set out in annual budget and financial plans presented to the Board of Directors, as well as management’s success in increasing revenues, expanding sales and achieving and maintaining profitability.

Longer-Term Equity-Based Incentives. A portion of potential career compensation is also linked to corporate performance through equity-based compensation awards, historically in the form of stock option grants. Equity-based compensation awards to our employees are effectuated through our Equity Incentive Plan. Stock options granted under the Equity Incentive Plan generally vest one-third after 12 months while the remainder vests ratably in quarterly installments over the following two-year period. All unexercised options expire after five years from the date of grant. As of March 15, 2008, all stock options granted to our executive officers are fully vested with the exception of options covering 75,000 shares held by Mark Davidson, our Chief Executive Officer, and options covering 90,624 shares held by Paul Bowman, our Chief Financial Officer.

Awards under our Equity Incentive Plan are designed to: (i) more closely align executive officer and stockholder interests; (ii) reward key employees for building stockholder value; and (iii) encourage long-term investment in American Mold Guard by participating officers.

Although we do not have specific stock ownership guidelines, the Compensation Committee believes that stock ownership by management has been demonstrated to be beneficial to stockholders.

We have never made awards of restricted stock to our executive officers.

Executive Employment Agreements

We have employment agreements with Mark Davidson, our Chief Executive Officer and Paul Bowman, our Chief Financial Officer.

Our employment agreement with Mr. Davidson has a five-year term that commenced in July, 2004 and automatically renews for successive three-year terms unless either party to the agreement gives the other party to the agreement 90 days’ prior written notice of his or its intent not to renew. Mr. Davidson’s current base salary is $225,000 per year.

In addition, Mr. Davidson is entitled to discretionary bonuses as considered and evaluated by the Compensation Committee, and to participate in our Equity Incentive Plan and fringe benefit programs, including a car allowance.

In the event we terminate Mr. Davidson’s employment for any reason other than death, disability or “justifiable cause” (defined to include any willful breach by Mr. Davidson of his duties under the agreement or his conviction of any crime involving our property or any crime constituting a felony), Mr. Davidson would be entitled to a severance payment equal to 24 months of his current monthly base salary plus target bonus as in effect on the last day of his employment and reimbursement for the cost of maintaining his medical and dental insurance for 24 months. In the event of a termination in connection with a “change in control” or by Mr. Davidson for “good reason” (defined to include a material reduction of Mr. Davidson’s base salary, duties or authority), he is entitled to a lump sum payment equal to his unpaid, annualized base salary for the remainder of the year in which the termination occurs and a lump sum payment equal to three times the highest annual compensation (salary plus bonus) for any of the three calendar years immediately preceding the date of termination.

Mr. Davidson’s employment agreement also contains confidentiality and non-solicitation provisions as well as a provision under which he assigns all of his rights to inventions and discoveries made or conceived during his employment. Mr. Davidson’s annual salary is subject to periodic review by the Compensation Committee and Board of Directors to determine whether Mr. Davidson should receive a salary increase.

On May 15, 2006, we entered into an employment agreement with Mr. Bowman. The terms, provisions and conditions of Mr. Bowman’s employment agreement are identical in all material respects to those of Mr. Davidson’s employment agreement except (i) Mr. Bowman is entitled to an annual base salary of $180,000. Mr. Bowman’s annual salary is also subject to periodic review by the Compensation Committee and Board of Directors to determine whether Mr. Bowman should receive a salary increase.

Compensation of Key Employees Other Than Our Named Executive Officers

Our key employees other than our Named Executive Officers are compensated through a mix of salary, commissions, incentive compensation and stock option grants. Factors considered in establishing the compensation for key employees other than our Named Executive Officers include (i) our operating performance, operating margin, and revenue and net income growth rates, (ii) revenue and net income growth rates for specific areas, divisions or sectors that such key employees are responsible for, (iii) team-building skills, past individual performance and future potential with us, (iv) local compensation levels and cost of living and (v) the suggestions of our Chief Executive Officer.

Summary Compensation Table

The following table sets forth information concerning the total compensation for the year 2007 awarded to, earned by, or paid to those persons, who were, at December 31, 2007, Named Executive Officers.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Options Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mark Davidson President and COO	2007	187,500	32,400	(1)	—	34,895	(3)	32,400	—	16,840	(5)	271,635
Paul Bowman CFO	2007	180,000	—		—	34,895	(4)	27,000	—	18,000	(6)	232,895

(1)	This amount represents a 2006 bonus earned but not paid to Mr. Davidson until December 2007.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of options granted in 2007 in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policies and assumptions made in valuation of share based payments are contained in Note 1 to our December 31, 2007 financial statements.

(3)	This amount represents the grant of options covering 75,000 shares of our common stock to Mr. Davison on August 22, 2007.

(4)	This amount represents the grant of options covering 75,000 shares of our common stock to Mr. Bowman on August 22, 2007

(5)	This amount represents a monthly automobile allowance paid to Mr. Davidson

(6)	This amount represents a monthly automobile allowance paid to Mr. Bowman

Outstanding Equity Awards at Year-End

The following table sets forth information concerning all equity awards held by our Named Executive Officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Mark Davidson	25,510	—	—	3.68	3/31/2009	—	—	—
Mark Davidson	17,006	—	—	3.68	9/30/2009	—	—	—
Mark Davidson	25,334	—	—	6.53	12/31/2010	—	—	—
Mark Davidson	—	75,000	—	1.09	8/22/2012	—	—	—
Paul Bowman	24,376	15,624	—	5.93	5/3/2011	—	—	—
Paul Bowman	—	75,000	—	1.09	8/22/2012	—	—	—

Compensation of Directors

The following table provides information concerning the compensation of all directors for the year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($) (1)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Blakeley(2)	—	—	—		—	—	—	—
Bradley Barnes(3)	625	—	—		—	—	—	625
John W. Martin	2,500	9,600	18,668	(4)	—	—	—	30,768
Dario Bianchi(5)	3,250	—	—		—	—	—	3,250
Frank Brandenberg	11,500	9,600	—		—	—	—	21,100
James Crofton	12,500	9,600	—		—	—	—	22,100
Mark Davidson	—	—	—		—	—	—	—
Michael Katz(6)	—	—	—		—	—	—	—
RobertSimplot	8,500	9,600	—		—	—	—	18,100

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock granted in 2007 in accordance with SFAS 123R. Pursuant to applicable Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Mr. Blakeley resigned from our board of directors effective October 4, 2007.

(3)	Mr. Barnes resigned from our board of directors effective March 9, 2007.

(4)	This amount represents the grant of options covering 30,000 shares of our common stock to Mr. Martin on September 19, 2007 for services to be rendered.

(5)	Mr. Bianchi resigned from our board of directors effective May 17, 2007.

(6)	Mr. Katz resigned from our board of directors effective January 30, 2007.

Narrative to Director Compensation Table. Directors who are not employees of the Company are paid a $2,500 annual retainer, which is paid in quarterly installments. Additionally, in 2007, each non-employee director received a restricted stock award of 7,500 shares of common stock. The 7,500-share restricted stock grants vest one year after their date of grant. Members of our Audit Committee receive $3,000 annually, with the chairperson of our Audit Committee receiving an additional $3,000 annually. Members of our Compensation Committee receive $2,000 annually, with the chairperson of our Compensation Committee receiving an additional $2,000 annually. Members of our Nominating and Corporate Governance Committee receive $2,000 annually, with the chairperson of our Nominating and Corporate Governance Committee receiving an additional $2,000 annually.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows shares of our Common stock that we believe are owned as of February 29, 2008, by:

•	Each of our stockholders owning 5% or more of our common stock;

•	Each of our executive officers;

•	Each of our directors; and

•	All of current directors and executive officers as a group.

We calculated the “Percent of Class” based on 4,656,623 shares of common stock outstanding on February 29, 2008. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of the date of this report are deemed to be outstanding and to be beneficially owned by the person holding such option or warrant for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
5% Shareholder:
Chester L.F. and Jacqueline M. Paulson, as Joint Tenants (2)	675,108	14.5%
Laurus Master Fund, Ltd (3)	465,196	9.99%
Austin W. Marxe and David M. Greenhouse, as Joint Tenants (4)	400,000	8.59%
Executive Officers:
Mark Davidson (5)	102,106	2.2%
Paul Bowman	31,400	*
Directors:
John W. Martin (6)	87,154	1.9%
Frank Brandenberg	12,500	*
James Crofton	17,500	*
Robert Simplot	12,500	*
Executive officers and directors as a group (8 persons) (7)	263,160	5.7%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the following notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Unless indicated in the following notes, the address of each beneficial owner is in care of American Mold Guard, Inc. at 30270 Rancho Viejo Road, Suite E, San Juan Capistrano, California 92675.

(2)	We obtained information about shares beneficially owned by Chester L.F. and Jacqueline Paulson (the “Paulson’s”) from a Schedule 13G filed by the Paulson’s with the SEC reporting share ownership as of February 4, 2008. The Paulson’s’ address is 811 SW Naito Parkway, Suite 200, Portland, Oregon 97204.

(3)

We obtained information about shares beneficially owned by Laurus Master Funds, Ltd from a Schedule 13G filed by with the SEC reporting share ownership as of February 14, 2008. Laurus Master Fund Ltd address is 335 Madison Avenue, 10th Floor, New York, New York 10017.

(4)	We obtained information about shares beneficially owned by Austin W. Marxe and David M. Greenhouse (“Marxe & Greenhouse”) from a Schedule 13G filed by with the SEC reporting share ownership as of February 13, 2008. Austin W. Marxe and David M. Greenhouse address is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(5)	Includes 67,850 shares issuable upon exercise of options held by Mr. Davidson.

(6)	Includes 20,407 shares issuable upon exercise of options held by Mr. Martin.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

During 2007, we paid John W. Martin, one of our directors, $243,772 for legal services performed by him on our behalf.

Item 13.	Exhibits

The exhibits as listed on the accompanying index to exhibits below are filed as part of this Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for audit services billed by Haskell & White LLP for the years ended December 31, 2007 and 2006, as well as fees billed for other services rendered by Haskell & White LLP during those periods:

Year	2007	2006
Audit Fees (1)	$122,185	$203,576
Audited Related Fees (2)	6,400	—
Tax Fees (3)	9,530	25,920

Total	$138,115	$229,496

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Haskell & White LLP in connection with statutory and regulatory filings or engagements.

(2)	Audited Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

3.2	Amended and Restated Bylaws, previously filed as Exhibit 3.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.1	Form of Stock Certificate for Common Stock, previously filed as Exhibit 4.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.2	Form of Warrant Agreement between American Mold Guard, Inc. and U.S. Stock Transfer Corporation, including form of Class A and Class B warrants, previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.3	Form of Unit Certificate for Units, previously filed as Exhibit 4.3 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

4.4	Revised Form of Purchase Warrant Issued to Paulson Investment Company, Inc., previously filed as Exhibit 4.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 4), filed with the Commission on April 10, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.1	American Mold Guard, Inc. Amended and Restated Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 2), filed with the Commission on March 28, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.2	American Mold Guard, Inc. Annual Reward Plan, previously filed as Exhibit 10.2 to the Registration Statement of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 1), filed with the Commission on February 13, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.3	Form of American Mold Guard, Inc. Indemnification Agreement for Directors and Officers. Previously filed as exhibit 10.8 to the registration statements of American Mold Guard, Inc. on Form SB-2/A (Amendment No. 3), filed with the Commissions on April 7, 2006 (File No. 333-130899), which is incorporated herein by reference.

10.4	Form of American Mold Guard, Inc. Director Restricted Stock Award Agreement, previously filed as Exhibit 10.4 to the Form 10-QSB filed with the Commission on November 13, 2006, which is incorporated herein by reference.

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

10.8

Registration Rights Agreement dated July 19, 2007 by and between American Mold Guard, Inc. and Calliope

Capital Corporation. Previously filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed July

25, 2007 (File No. 001-32861), which is incorporated herein by reference.

Exhibit No.	Description

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 18th day of March, 2008.

AMERICAN MOLD GUARD, INC.

By:	/s/ MARK DAVIDSON
Mark Davidson
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK DAVIDSON Mark Davidson	Chief Executive Officer (Principal Executive Officer)	March 18, 2008

/s/ PAUL BOWMAN Paul Bowman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2008

/s/ FRANK BRANDENBERG Frank Brandenberg	Director	March 18, 2008

/s/ JAMES CROFTON James Crofton	Director	March 18, 2008

/s/ JOHN W. MARTIN John W. Martin	Director	March 18, 2008

/s/ ROB SIMPLOT Rob Simplot	Director	March 18, 2008