Form 10QSB
period 2008-03-31
AMERICAN MOLD GUARD INC
filed 2008-05-22
CIK 1344708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 20, 2008, 4,656,623 common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

AMERICAN MOLD GUARD, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

EXPLANATORY NOTE

Rule 3.10(b) of Regulation S-B requires that interim financial statements included in quarterly reports on Form 10-QSB be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC). We previously announced that as a result of the discontinuance of our business operations on April 7, 2008, we and our independent registered public accountant, Haskell & White, LLP, terminated the auditor-client relationship between us on April 8, 2008. The discontinuance of our business operations combined with the timing of the termination of the auditor-client relationship between us and Haskell & White, LLP prevented us from engaging a new independent registered public accountant to review the financial statements included in this report before filing. Consequently, the accompanying consolidated financial statements as of March 31, 2008 and for the quarter ended March 31, 2008 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Furthermore, Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our chief executive officer and our chief financial officer to certify concerning our disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to our auditors and audit committee of the Board of Directors (or persons fulfilling the equivalent function). Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and that the information contained in the report fairly presents, in all material respects, our financial condition and results of operations. Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100. We believe that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our new independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once we have engaged a new independent registered public accountant as our auditor and that firm completes its review under SAS 100, we will file an amendment to this report pursuant to which our chief executive officer and chief financial officer will make the certifications required under Section 302 and Section 906.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

American Mold Guard, Inc.

Consolidated Balance Sheets

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,167,080	$66,592
Accounts receivable, less allowance for doubtful accounts of $54,352 and $54,352, as of December 31, 2007 and March 31, 2008, respectively	739,260	722,158
Inventories	72,069	54,447
Prepaid expenses and deposits	272,458	217,677
Other current assets	107,549	96,900

Total Current Assets	2,358,416	1,157,774
Restricted cash	76,399	37,130
Property and equipment, net (Note 3)	548,556	481,705
Financing costs, net (Note 4)	214,957	193,800

Total Assets	$3,198,328	$1,870,409

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$799,440	$687,087
Accrued payroll and related expenses	111,539	(7,566)
Convertible note payable, net of discount (Note 4)	179,036	200,890
Accrued interest payable	14,784	14,000

Total Current Liabilities	1,104,799	894,411
Long-Term Liabilities:
Long-term convertible notes payable, net of discount (Note 4)	358,072	401,780

Total Liabilities	2,420,306	1,296,191

Commitments and contingencies (Notes 4, 5, 6, and 7)
Stockholders’ Equity (Deficiency) (Notes 4, 5, 6, and 7)
Common Stock, no par value, 50,000,000 shares authorized, 4,656,623 shares issued and outstanding on December 31, 2007 and March 31, 2008, respectively	16,637,745	16,575,789
Additional paid-in capital	8,798,232	8,860,189
Accumulated deficiency	(23,700,520)	(24,861,759)

Total Stockholders’ Equity (Deficiency)	1,735,457	574,219

Total Liabilities and Stockholders’ Equity (Deficiency)	$3,198,328	$1,870,410

The accompanying notes are an integral part of these consolidated financial statements.

American Mold Guard, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2008
Revenue, net	$2,102,318	$826,267
Cost of revenue:
Direct costs	995,345	316,188
Depreciation expense	76,267	50,245

Total cost of revenue	1,071,612	366,433

Gross margin	1,030,706	459,834
Selling, general and administrative expenses	2,326,374	1,304,246

Loss from operations	(1,295,668)	(844,412)
Interest income\(expense)	49,998	(315,981)

Loss before income tax provision	(1,245,670)	(1,160,393)
Provision for income taxes	981	—

Net loss	(1,246,670)	(1,160,393)

Basic and diluted net loss per share	$(0.27)	$(0.25)

Weighted average number of Common shares outstanding– basic and diluted	4,621,464	4,656,623

The accompanying notes are an integral part of these consolidated financial statements.

American Mold Guard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2008
Cash flows from operating activities:
Net loss	$(1,246,651)	$(1,160,393)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	83,039	80,181
Amortization of debt discount		247,380
Bad debt expense	(32,245)	(49,286)
Compensation expense from stock options	32,765	—
Common Stock issued in payment of director fees	5,773	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(490,886)	66,388
Inventories	7,048	17,622
Prepaid expenses, deposits and other current assets	119,108	162,321
Accounts payable and accrued liabilities	26,387	(112,353)
Accrued payroll related expenses	(252,694)	(119,951)
Accrued interest payable	—	(782)
Net cash used in operating activities	(1,748,356)	(868,877)

Cash flows from investing activities:
Release (purchases) of Certificate of Deposit – restricted cash	(8,361)	39,269
Purchase of property and equipment	(15,314)	18,407

Net cash used in investing activities	(23,675)	57,676

Cash flows from financing activities:
Borrowings from notes payable	—	—
Payments on lease line of credit	(34,723)
Financing costs		(107,469)
Payments on notes payables		(181,818)

Net cash flows provided by (used in) financing activities	(34,723)	(289,287)

Decrease in cash and cash equivalents	(1,806,754)	(1,100,488)
Cash and cash equivalents, beginning of period	4,554,890	1,167,080

Cash and cash equivalents, end of period	$2,748,136	$66,592

Supplemental disclosures for cash flow information:
Non-cash financing activities
Beneficial conversion associated with the Calliope convertible note	$727,392	$727,392
Relative fair value of warrants issued in connection with Calliope convertible note	$943,608	$943,608
Cash paid for interest	$11,200	$26,396
Cash paid for income taxes	$981	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Mold Guard, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

Note 1. Organization and Nature of Operations

Organization and Business

American Mold Guard, Inc. (“AMGI” or the “Company”) was founded in January 2003, and prior to the cessation of its business operations, provided structural decontamination and protective coating products and services to new construction and occupied multi-family, single-family and commercial buildings, including building diagnostic assessment and inspections, indoor air quality testing, complete mold decontamination, a series of preventative maintenance programs and water intrusion emergency response service.

On April 7, 2008, the Company formally ceased conducting all business operations and permanently terminated its business of providing decontamination and protective coating products and services to new construction and occupied multi-family, single-family and commercial buildings. Since April 7, 2008, the Company has focused on winding-up its business operations by reducing its costs and settling various claims, contractual obligations and pending litigation.

Unaudited Interim Financial Statements

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the consolidated financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Note 2. Summary of Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and it’s wholly-owned subsidiaries, AMG Scientific, LLC since its date of inception (October 12, 2006) and Trust One Termite, Inc., which had provided termite control services prior to the suspension of its operations in August 2007 due to the housing market slowdown. All significant inter-company accounts and transactions are eliminated upon consolidation.

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

Restricted Cash

As of March 31, 2008, the Company had one certificate of deposit totaling $37,130, including interest, which served as collateral for the Company’s business travel credit cards.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. Management did not note any indicators of impairment during the three months ended March 31, 2008 and 2007.

Allowance for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. During the three months ended March 31, 2008, the Company maintained deposits in federally insured financial institutions in excess of federally insured limits. Management, however, believes that the Company was not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits were held.

During the three months ended March 31, 2008, the Company’s trade receivables were derived from customer revenues from antimicrobial treatment services for mold prevention. The Company made periodic evaluations of its customer’s credit worthiness and the risk with respect to trade receivables was mitigated by the diversification of its customer base. During the three months ended March 31, 2008, collateral was not required for trade receivables. The Company maintained an allowance for estimated uncollectible accounts receivable and such losses have historically been within management’s expectation.

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

Revenue Recognition

During the three months ended March 31, 2008, revenue was based on contracts for agreed upon fees entered into with customers for the services to be completed and was recognized when the service was completed, the amount of the service and contract value was determinable, and collection was reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate.

Service Warranties

During the three months ended March 31, 2008, the Company provided a general warranty on its mold prevention services that extends for the entire “statute of repose,” the period during which, under the various state laws, builders have continuing liability for construction defects. In general, the period of continuing liability is between 5 and 15 years depending upon the state in which the service has been provided. The warranty covers both property damage and personal injury arising from mold contamination on any surface treated by the Company. The personal injury portion of the warranty is supported by a $3.0 million pollution liability mold giveback provision under the Company’s general liability policy. The Company estimates its exposure to warranty claims based upon historical warranty claim costs and expectations of future trends. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available. However, the Company does not have, at this time, sufficient experience to determine if a reserve is required and/or if the coverage under the general liability policy is sufficient should claims be filed against the Company. To date, the Company has not been required to perform under the terms of its warranty provisions. As a result, the accompanying consolidated financial statements do not include any accruals or provisions associated with future warranty expenditures.

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

Upon adoption of SFAS No. 123(R), the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Share-based compensation expense, included in selling, general and administrative expenses, recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007, was $0 and $32,765, respectively. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2008 and 2007 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate forfeitures.

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

Per Share Information

The Company presents basic earnings (loss) per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of shares of the Company’s common stock, no par value, outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Securities that could potentially dilute basic EPS in the future, that were not included in the calculation of diluted EPS because to do so would have been anti-dilutive, aggregate 6,352,410 as of March 31, 2008 and 2007, respectively.

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

In December 2006, FASB approved EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, and the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this EITF, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this EITF. The adoption of this pronouncement has not had a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the impact of SFAS 159. The Company does expect a significant impact of the adoption of SFAS 159.

In December 2007, FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations.” This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore the Company expects to adopt SFAS 141R for any business combination entered into beginning in fiscal 2009.

In December 2007, FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company does not expect that SFAS 160 will have any impact on its consolidated financial statements.

Note 3. Property and Equipment

Property and equipment consisted of the following as of:

	December 31, 2007	March 31, 2008
		(Unaudited)
Field equipment and vehicles	$1,094,603	$1,075,142
Office furniture and fixtures	222,819	223,973
Accumulated depreciation	(768,966)	(817,410)

Property and equipment, net	$548,556	$481,705

Note 4. Convertible Notes Payable, net of discount and Revolving Credit Facility

On July 19, 2007 the Company entered into a Security Agreement (the “Security Agreement”) with Calliope Capital Corporation, a Delaware corporation (“Calliope”). Pursuant to the Security Agreement, the Company issued to Calliope a Secured Convertible Note in the aggregate principal amount of $2,000,000 and obtained a maximum $2,000,000 revolving credit facility. The term of the Secured Convertible Note was for three years at an interest rate per annum equal to the “prime rate” as published in the Wall Street Journal from time to time plus two percent (2.0%), subject to a floor of 9.0% and a ceiling of 11.0%. On April 4, 2008, the Company received a notice of default from LV Administrative Services, Inc. (the

Collateral Agent”), administrative and collateral agent for Calliope pursuant to which the Collateral Agent asserted that the Company was in default of certain obligations under the Security Agreement, including in particular the failure of the Company to make payments of principal and interest in the manner prescribed by the Secured Convertible Note. The Company does not have sufficient cash to pay the principal amount of the Secured Convertible Note and, as a result of the Company’s discontinuance of business operations on April 7, 2008, does not expect to be able to repay any outstanding principal and accrued interest under the Secured Convertible Note. The principal balance due on the Secured Convertible Note as of March 31, 2008 was $1,636,364.

The Secured Convertible Note is secured by all of the assets of the Company as more fully set forth in the Security Agreement. Calliope has the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of common stock of the Company at a fixed conversion price equal to $1.85 per share. Amortizing payments were due pursuant to the Secured Convertible Note commencing on October 1, 2007, and the first business day of each month thereafter in an amount equal to $60,606.

Pursuant to the terms of the Revolving Credit Facility, Calliope could make revolving loans (the “Revolving Loans”) to the Company from time to time during the term of the Revolving Credit Facility in an aggregate amount not to exceed the lesser of (i) $2,000,000 minus $250,000 until the Company achieved operating profitability for any two consecutive fiscal quarters or (ii) an amount equal to ninety percent (90%) of eligible Company commercial account receivables plus seventy percent (70%) of eligible Company consumer account receivables minus $250,000. Any Revolving Loans made to the Company were to be evidenced by one or more “Revolving Loan Notes”, and were to bear interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal from time to time plus two percent (2%). The Company has never received any Revolving Loans under the Revolving Credit Facility and as a result of the Company’s default under the Security Agreement with respect to the Secured convertible Note, as well as the Company’s discontinuance of business operations on April 7, 2008, the Company does not expect to ever have access to the Revolving Credit Facility.

Under the terms of the Security Agreement, the Company had the option of redeeming any outstanding principal of the Secured Convertible Note by paying to Calliope 130% of such outstanding principal, together with accrued but unpaid interest under the Secured Convertible Note. In connection with the Secured Note transaction established by the Security Agreement, Calliope earned a commitment fee in the amount of $140,000 at the time of closing. Calliope also received a warrant to purchase up to 1,137,010 shares of the Company’s common stock at a purchase price of $1.93 per share. In addition, the Company paid due diligence, accounting and legal fees to Calliope of $70,965. The Company also paid cash of $125,000 and issued a warrant valued at $44,860 (see Note 5) to Equity Source Partners LLC for financial advisory fees and non-accountable expenses incurred in connection with the debt financing transaction with Calliope.

Aggregate financing costs of $380,825 paid in connection with the financing described above have been capitalized as such in the accompanying consolidated balance sheet and are amortized over the estimated life of the respective notes. Amortization of $31,736 for the months ended March 31, 2008, is included in interest expense in the accompanying consolidated statement of operations.

The Company determined that the Secured Convertible Note satisfied the definition of a conventional convertible instrument under the guidance provided in EITF 00-19 and EITF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the Secured Convertible Note qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrant issued to Calliope qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the Secured Convertible Note and common stock purchase warrant based on their relative estimated fair values. As a result, the Company allocated $1,056,392 to the Secured Convertible Note and $943,608 to the common stock purchase warrant, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the Secured Convertible Note contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the Secured Convertible Note to the common stock purchase warrant, valued at $727,392. The amounts recorded for the common stock purchase warrant and beneficial conversion feature are recorded as debt discounts and are amortized as interest expense over the term of the Secured Convertible Note. Interest charges associated with the amortization of the debt discount, totaled $247,380 for the three months ended March 31, 2008.

Note 5. Purchase Warrants

Common Stock Purchase Warrants

Listed below are the outstanding warrants of the Company as of March 31, 2008:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
April 2005 Warrants	170,062	5.88	0.04 years
June 2006 Warrants	15,000	5.00	1.21 years
August 2006 Warrants	13,000	5.00	0.34 years
November 2006 Warrants	20,000	3.00	1.63 years
April 2007 Warrants	40,000	2.16	2.07 years
July 2007 Warrants	1,191,064	1.93	4.30 years

Balance, March 31, 2008	1,449,126	$2.47	3.64 years

The April 2005 Warrants are fully vested and entitle the holder thereof to purchase up to 170,062 shares of common stock at any time until April 15, 2008 at a purchase price of $5.88 per share. In connection with the issuance of the April 2005 Warrants, the Company recorded $147,368 of debt discount, which it charged against the face value of the $600,000 convertible notes issued in April 2005 and has been amortized over the life of such convertible notes which were paid in May 2006.

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

In July 2007, the Company issued 1,137,010 warrants in conjunction with the issuance of the Secured Convertible Note and Revolving Credit Facility discussed in Note 4. The warrants entitle the holder thereof to purchase up to 1,137,010 shares of common stock at any time until July 2012 at a purchase price of $1.93 per share. See Note 4 for the valuation of such warrants.

In July 2007, the Company issued 54,054 warrants as payment for services received by the Company in conjunction with obtaining the debt financing established by the Security Agreement. The warrants entitle the holders thereof to purchase up to 54,054 shares of common stock at any time until July 2012 at a purchase price of $1.93 per share. The Company estimated the fair value of such warrants to be $44,860 using the Black-Scholes valuation model.

Class A and Class B Purchase Warrants

Listed below are the A and B warrants of the Company as of March 31, 2008:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
May 2006 IPO Class A Warrants	2,930,770	$9.75	3.09 years
May 2006 IPO Class B Warrants	2,930,770	13.00	3.09 years

Balance, March 31, 2008	5,861,540	$11.37	3.09 years

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

In connection with the April 26, 2006 issuance of shares of common stock, Class A Warrants and Class B Warrants to holders of the Unsecured Notes, the Company agreed to : (i) file, on or before May 26, 2007, a registration statement to register for resale the shares of common stock, Class A Warrants and Class B Warrants issued to the holders of the Unsecured Notes and (ii) have such registration statement declared effective by the Securities and Exchange Commission on or before July 29, 2007. If the Company failed to meet these requirements, the Company would be obligated to pay monthly liquidated damages in cash to the holders of the Unsecured Notes in an amount equal to one percent (1%) of the holders’ original outstanding principal amount of the Unsecured Notes purchased, per month. The Company filed the requisite registration statement on July 5, 2007, and the registration statement was declared effective by the Securities and Exchange Commission on August 7, 2007, and, accordingly, the Company accrued a liability of $19,500 which was charged to interest expense in the current quarter. Such amount remains unpaid at March 31, 2008.

Note 6. Stockholders Equity (Deficiency)

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

A summary of option activity under the Plan for the quarter ended March 31, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding on December 31, 2007	491,908	$2.80	8.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding on March 31, 2008 (unaudited)	272,808	$4.52	8.07	—

Exercisable on March 31, 2008 (unaudited)	176,326	$4.16	7.78	$—

As of March 31, 2008, there was $161,053 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Note 7. Commitments and Contingencies

Litigation

The Company is currently involved in litigation in the State of Louisiana. On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has concluded in this matter as of year-end 2007. On December 7, 2007 a hearing was conducted and an order was issued denying in part and granting in part a motion of summary judgment, alternatively motion for partial summary judgment and dismissing various claims against American Mold Guard, Inc. with prejudice. A tentative trial date was scheduled for late March 2008, but that tentative trial date was postponed to a yet undetermined future trial date. The Company believes that the third party complaint filed against it by Mr. Rodriguez and SmartProperties is without merit and the Company intends to defend the litigation vigorously.

On July 31, 2007, a complaint was filed by Scott I. Murray (“Murray”) against the Company in the action of Scott I. Murray v. Vincent M. DeVico, an individual DC Group, Inc. d/b/a DeVico Development, Inc., a California corporation, et al, which action was filed in the Los Angeles Superior Court. The complaint alleges that on or about May 19, 2005, Murray entered into an agreement with DeVico Development for the construction of a residence (the “Residence”), and that pursuant to the agreement, DeVico Development was required to adequately supervise the job and all subcontractors, material men and others providing works of improvement and services for the construction of the Residence. Plaintiff further alleges that the Company was one of approximately 50 subcontractors and material men providing services for the construction of the Residence, and that such subcontractors and material men including the Company, breached certain express and implied warranties in the performance of their services, which breach resulted in damages to plaintiff. The Company believes that this complaint filed against it by Murray is without merit and the Company intends to defend the litigation vigorously. Further, the Company does not believe the ultimate resolution of this matter will have a material effect on our financial statements.

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

The Company and CSLI entered into an agreement to terminate the Supply Agreement effective October 27, 2007 (the “CSLI Termination Agreement”). Under the terms of the CSLI Termination Agreement the Company is required to pay CSLI $145,880 payable in twelve monthly installments of $12,156.67 with the first payment on December 31, 2007 and the last payment on November 1, 2008.

The Company and CSLI entered into a new supply agreement on January 29, 2008. The new supply agreement is non-exclusive and contains no minimum purchases of product. Either party may terminate the agreement upon ninety (90) days written notice.

Note 8. Subsequent events

As previously disclosed in the Company’s filings with the SEC, on April 4, 2008, the Company received a notice of default from the Collateral Agent for Calliope (the “Notice of Default”), pursuant to which the Collateral Agent asserted that the Company was in default of certain obligations under the Security Agreement with respect to the Secured Convertible Note. The Notice of Default indicated that certain events of default had occurred and were continuing beyond any appliciable cure or grace period, including, without limitation, events of default arising under the Secured Convertible Note as a result of the failure of the Company to make payments of principal and interest in the manner prescribed under the Secured Convertible Note. The Company’s failure to make payments of principal and interest under the terms of the Secured Convertible Note was due to the fact that the Company did not have sufficient cash on hand during the three months ended March 31, 2008 in which to make required payments of principal and accrued interest pursuant to the terms of the secured Convertible Note.

As previously reported in the Company’s Quarterly Reports for the quarterly periods ended March 31, June 30 and September 30, 2007, and as previously disclosed in the Company’s Annual Report for the year ended December 31, 2007, the Company’s historical financial performance (in particular its history of losses), its then-current financial condition (particularly its declining cash balance, and its corresponding need to raise capital) and the uncertainty as to whether the Company would be able to obtain additional financing, raised doubt about its ability to continue as a going concern.

As the 2007 year progressed, the Company’s need to raise capital became more apparent. The need was increased by continued deterioration in the United States residential new construction market (a market in which the Company was principally reliant for its revenues and cash flow) and the Company’s inability to rapidly develop products and services that would make it less dependant upon the residential new construction market for its revenues, cash flow and profitability. However, the Company was unable to raise additional capital.

In an attempt to preserve value for its shareholders and to maximize return for its creditors, the Company evaluated a number of alternatives, including strategic relationships with third parties, as well as alternative relationships with Calliope. The Company has been unsuccessful in consummating any such strategic or alternative relationships.

At the time that it received the Notice of Default, the Company did not have sufficient cash to pay the principal amount of, and accrued interest on, the Secured Convertible Note and, because of its continuing negative cash flow and inability to raise any additional capital, the company formally ceased all of its business operations on April 7, 2008.

Since cessation of its business operations, the Company has focused on winding –up its business operations by reducing its costs and settling various claims, contractual obligations and pending litigation.

Upon cessation of the Company’s business, following expiration of all applicable cure periods in respect of the events of default arising under the Secured Convertible Note and the Security Agreement, Calliope, in furtherance of its efforts to obtain repayment from the Company of the loan evidenced by the Secured Convertible Note, began, with the voluntary assistance and cooperation of the Company, to exercise its remedies in respect of certain assets of the Company that served as collateral for the Secured Convertible Note (the “Secured Convertible Note Collateral”). On May 9, 2008, following expiration of a required notice period to other creditors of the Company, Calliope conducted and completed a private foreclosure sale of certain of the Secured Convertible Note Collateral in accordance with the requirements of Article 9 of the Uniform Commercial Code (UCC). The May 9, 2008 private Article 9 foreclosure sale effected a sale of substantially all of the Company’s secured property including machinery, equipment, websites, marketing materials, customer lists and other miscellaneous assets, including office furniture owned by the Company, to Safehouse Environmental, LLC, a California limited liability company, for the sum of $500,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND SAFE HARBOR

The following is a discussion of the financial condition and results of operations for our quarter ended March 31, 2008. As used herein, the “Company,” “we,” “us,” or “our” means American Mold Guard, Inc. and its wholly-owned subsidiaries.

This Form 10-QSB includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, statements relating to goals, plans and projections regarding our financial position, results of operations, market position, product and service development and market strategy. These statements may be identified by the fact that they use words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue,” “may,” “could” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes and results to differ materially from current expectations. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-QSB should be evaluated together with the many uncertainties that affect us, particularly those mentioned under the section entitled “ Factors That May Affect Future Results” below and our periodic reporting on Form 8-K (if any), which we incorporate by reference.

GENERAL OVERVIEW

We were founded in January 2003 and prior to our cessation of our business operations on April 7, 2008, we provided structural decontamination and protective coating products and services, including building diagnostic assessment and inspections, indoor air quality testing, mold decontamination a series of preventive maintenance programs and water intrusion emergency response service to new construction and occupied phases of multi-family, single family and commercial buildings. Our clients included national home builders such as Lennar Corporation, DR Horton, Inc. and Centex, Inc., regional home builders such as Issa Homes, Inc. and Lenox Homes and multi-family home builders such as The Hanover Company, Bosa Development and Gables Residential.

On April 7, 2008, we formally ceased all business operations because of our lack of cash, our inability to satisfy our ongoing obligations under the terms of a Secured Convertible Note issued to Calliope Capital Corporation, a Delaware corporation (“Calliope”), in the principal amount of $2,000,000 (the “Secured Convertible Note”), our continuing negative cash flow and our inability to raise needed additional capital. Since cessation of our business operations, we have focused on winding–up our business operations by reducing our costs and settling various claims, contractual obligations and pending litigation.

Upon cessation of our business, following expiration of all applicable cure periods in respect of the events of default arising under the Secured Convertible Note and the Security Agreement, Calliope, in furtherance of its efforts to obtain repayment of the loan extended to us pursuant to the terms of a Secured Convertible Note in the aggregate principal amount of $2,000,000 (the “Secured Convertible Note”), began, with our voluntary assistance and cooperation, to exercise its remedies in respect of certain of our assets that served as collateral for the Secured Convertible Note (the “Secured Convertible Note Collateral”). On May 9, 2008, following expiration of a required notice period to our other creditors, Calliope conducted and completed a private foreclosure sale of certain of the Secured Convertible Note Collateral in accordance with the requirements of Article 9 of the Uniform Commercial Code (UCC). The May 9, 2008 private Article 9 foreclosure sale effected a sale of substantially all of the Company’s secured property including machinery, equipment, websites, marketing materials, customer lists and other miscellaneous assets, including office furniture owned by the Company, to Safehouse Environmental, LLC, a California limited liability company, for the sum of $500,000.

On April 21, 2008, trading of our common stock, Class A Warrants and Class B Warrants on the Nasdaq Capital Market was suspended, and trading in our securities has not occurred on the Nasdaq Stock Market since that time. On May 12, 2008, the Nasdaq Stock Market filed a Form 25 with the Securities and Exchange Commission for the purpose of delisting our securities from the Nasdaq Stock Market. Delisting of our securities from the Nasdaq Stock Market is expected to occur on May 22, 2008.

Since inception, our business has lost money on an operating and cash flow basis. We believe that a principal reason why we were unable to become cash flow positive and profitable is because of our historically heavy reliance on the residential new construction market for a substantial portion of our business. The residential new construction market has slowed considerably since early 2006.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

During the three months ended March 31, 2008, revenue was based on contracts for agreed upon fees entered into with customers for the services to be completed and was recognized when the service was completed, the amount of the service and contract value was determinable, and collection was reasonably assured. The resulting accounts receivable are reported at their principal amounts and adjusted for an estimated allowance for uncollectible amounts, if appropriate. We do not require collateral on our accounts receivable.

Impairment of Long-Lived Assets

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether or not such assets are deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We did not note any indicators of impairment during the quarter ending March 31, 2008.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The allowance for doubtful accounts was $49,286 at March 31, 2008.

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

We adopted SFAS 123(R) using the modified prospective application transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the 2006 year. Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $0 and $32,765, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in our consolidated statement of operations includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

RESULTS OF OPERATIONS (Unaudited)

The following table set forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the periods indicated:

First Quarter 2007 compared to first quarter 2008:

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2007	2008
Revenue, net	$2,102,318	$826,267	($1,276,051)	60.7%
Cost of revenue	1.071.612	366,433	705,179	65.8%

Gross margin	1.030.706	459,834	570,872	55.4%
Selling, general and administrative expenses	2.326.374	1,304,246	(1,022,128)	43.9%

Loss from operations	(1.295.668)	(844,412)	(451,256)	34.8%
Interest income (expense)	49.998	(315,981)	365,979	732.0%

Loss before provision for income taxes	(1.245.670)	(1,160,393)	85,277	6.8%
Provision for income taxes	981	—	981	100.0%

Net loss	($1.246.651)	($1,160,393)	86,258	06.9%

Revenues

Revenue for the three months ended March 31, 2008 decreased to $826,267 compared to $2,102,318 during the same period last year. The 60.7% decrease in revenue is attributable to the continued contraction in the new construction housing market in California and a slow down in restoration projects in the Gulf region.

Revenue by region for the three months ended March 31, 2008 versus the three months ended March 31, 2007 is summarized below:

Region	Three Months Ended March 31, 2007	Percentage of Revenue	Three Months Ended March 31, 2008	Percentage of Revenue	Increase (Decrease)	Percentage Increase (Decrease)
California	$1,006,299	47.9%	$567,007	68.6%	$(439,292)	(43.7%)
Florida	513,539	24.4%	96,124	11.6%	(417,415)	(81.3%)
Gulf	270,502	12.9%	69,378	8.4%	(201,124)	(74.4%)
Midwest	145,700	6.9%	91,383	11.1%	(54,317)	(37.3%)
Other	166,278	7.9%	2,375	0.3%	(163,903)	(98.6%)

Total	$2,102,318	100.0%	$826,267	100.0%	$(1,276,051)	(60.7%)

Revenue in the California region decreased $439,292 or 43.7% in the first quarter of 2008 versus the same period for 2007. The decrease is due to continued slow down in the new construction housing market in California as builders continued to reduce new housing starts in an effort to lower their inventory.

Revenue in the Florida region decreased $417,415 or 81.3%, in the first quarter of 2008 versus the same period of 2007. The decrease is due to the slow down in the construction industry.

Revenue in the Gulf region decreased $201,124 or 74.4% in the first quarter of 2008 versus the same period of 2007. The decrease is primarily attributable to the lower level of consumer driven restoration projects in the region. In September 2007, we closed our Gulf region service centers in an effort to reduce costs.

Revenue in the Midwest region decreased $54,317 or 37.3% in the first quarter 2008 versus the same period of 2007. The decrease is attributable to a decrease in the number of multi and single-family residential new construction projects available in the region.

Other region revenue comprises projects serviced outside of existing primary regions, where we have service centers. Other revenue decreased $163,903 or 98.6%, in the first quarter of 2008 versus the same period for 2007.

Cost of Revenue

Three Months Ended March 31, 2007	Percent of revenues	Three Months Ended March 31, 2008	Percent of Revenues	Increase (Decrease)
$1,071,612	50.9%	$366,433	44.3%	($705,179)

Cost of revenue includes the material, labor and other costs directly related to providing our services, including the depreciation expense relating to equipment used to provide our services. Cost of revenue for the quarter ended March 31, 2008 totaled $366,433, a decrease of 65.8% compared to the cost of revenue for the period ended March 31, 2007. The decrease was a result of higher average pricing, improved labor productivity and an overall decrease in raw material costs due to improved pricing and optimized usage.

Raw material costs decreased as a percentage of revenue from 10.2% in the first quarter of 2007 to 4.8% for the same time period in 2008. This decrease is attributable to an overall material cost price reduction which was implemented in the third quarter of 2006, a change in blast media that occurred in the third quarter of 2007, as well as optimized material usage.

Direct labor cost as a percentage of revenue decreased from 25.5% in the first quarter of 2007 to 18.0% in the same period in 2008. The decrease is primarily a result of higher average pricing, increased labor utilization through improved job scheduling and the use of productivity tools such as new sprayers, box trucks and improved soda pot performance.

Other costs of revenue include costs associated with fuel, service vehicle rental, equipment rental, equipment depreciation, direct supplies and other costs directly associated with the services we provided during the three months ended March 31, 2008. Other direct costs increased as a percentage of revenue from 15.2% in the first quarter of 2007 to 21.6% for the same time period in 2008. The increase is primarily a result of the fixed costs for equipment with lower associated quarterly revenue.

Selling, General and Administrative Costs

Three Months Ended March 31, 2007	Percent of Revenues	Three Months Ended March 31, 2008	Percent of Revenues	Increase (Decrease)
$2,326,374	110.7%	$1,304,246	157.8%	($1,022,128)

Selling, general and administrative costs include corporate and regional overhead such as compensation and benefits for sales, administrative and executive personnel, rent, insurance, professional fees, travel and office related expenses. Selling, general and administrative costs for first quarter ended 2008 were $1,304,246 compared to $2,326,374 in 2007, a decrease of $1,022,128 or 43.9%. In September of 2007, we closed our Gulf region restoration operation centers, consolidated the offices of Chief Executive Officer, President and Chief Operating Officer under one person, eliminated various discretionary services and reorganized our sales and operations organization in an effort to improve our sales and operations effectiveness. These cost reduction actions resulted in a significantly lower selling, general and administrative expense level in the first quarter of 2008.

Interest Income (Expense)

Three Months Ended March 31, 2008	Percent of Revenues	Three Months Ended March 31, 2007	Percent of Revenues	Increase (Decrease)
$(315,981)	38.2%	$49,998	2.4%	$365,979

We had a net interest expense for the first quarter 2008 of ($315,981) compared to net interest income of $49,998 in 2007, an increase in net interest expense of $365,979 or 732.0%. The increase is directly attributable to our entering into a Security Agreement (the “Security Agreement”) with Calliope on July 19, 2007, pursuant to which we issued to Calliope the Secured Convertible Note and obtained a maximum $2,000,000 revolving credit facility. The term of the Secured Convertible Note was for three years at an interest rate per annum equal to the “prime rate” as published in the Wall Street Journal from time to time plus two percent (2.0%), subject to a floor of 9.0% and a ceiling of 11.0%. Calliope had the right, but not the obligation, at any time to convert all or any portion of the outstanding principal amount and accrued interest on the Secured Convertible Note into fully paid and non-assessable shares of our common stock at a fixed conversion price equal to $1.85 per share.

Interest charges associated with the Secured Convertible Note and beneficial conversion, including amortization of the debt discount, totaled $247,380 for the first quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded our operations from internally generated funds, the proceeds from the sale of debt and equity securities and payment of obligations with our common stock. As of March 31, 2008, our working capital was $263,364, compared to $1.3 million as of December 31, 2007. The primary reason for this decrease is due to the net operating loss for the first quarter of 2008.

Our net loss was $1,160,393 and $1,246,670 during the three months ended March 31, 2008 and 2007, respectively. Net interest expense for the three months ended March 31, 2008 was $315,981 as compared to net interest income of $49,998 in the three months ended March 31, 2007. Interest charges associated with the Secured Convertible Note and beneficial conversion, including amortization of the debt discount, totaled $287,776 for the three months ended March 31, 2008.

Changes in Working Capital between December 31, 2007 and March 31, 2008

During the three months ended March 31, 2008, our working capital decreased from $1,248,617 as of December 31, 2007 to $263,363, or a decrease of $985,254. The principal reasons for the decrease in working capital were as follows:

•	Cash decreased by $1,100,488 primarily as a result of our net operating loss for the quarter.

•	Accounts payable and accrued liabilities decreased $112,353 as a result of cost reductions we enacted throughout the year.

•	Prepaid expenses and deposits decreased by $54,781 as the result of renewing our annual General Liability and Workers Compensation policy in August 2007.

•	Accrued payroll related expenses decreased $119,105 as a result of payment of payroll related obligations

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact our business, operating results and/or financial condition. Anyone evaluating us and making an investment decision with respect to our securities is cautioned to carefully consider these factors along with similar factors and cautionary statements contained in our filings with the Securities and Exchange Commission.

We may be unable to successfully wind-up our business operations in a manner that will result in anything of value for our shareholders.

On April 7, 2008, we formally ceased all business operations. Since that date, we have focused on winding-up our business operations in a comprehensive and cost-effective manner. As such, we are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include, without limitation, secured lender claims, litigation and contractual and trade payables with third parties, including vendors and service providers. If we are unable to successfully negotiate termination of these obligations, our ability to wind-up our business in a comprehensive and cost-effective manner will be adversely affected. We believe that the ability of our stockholders to receive anything of value, if at all, as a result of our discontinuance of business operations will be highly dependant upon our ability to wind-up our business in a comprehensive and cost-effective manner, of which absolutely no assurance can be given that we will be successful in doing so.

There is currently no firm timetable for completion of the wind-up of our business because of contingencies inherent in the winding-up of our business. Uncertainties as to the resolution of our remaining obligations and liabilities make it impracticable at this time to ultimately predict the success of our winding-up process. Therefore, absolutely no assurance can be given that we will be successful in achieving the goals of this winding-up process, or that this winding-up process will result in anything of value for our stockholders.

Our stock was suspended from trading on the Nasdaq Capital Market on April 21, 2008 and will be delisted from the Nasdaq Capital Market May 22, 2008 and is significantly less liquid than before.

As a result of our cessation of business operations, our common stock, Class A Warrants and Class B Warrants were suspended from trading on the Nasdaq Capital Market on April 21, 2008, and trading in our securities has not occurred on the Nasdaq Capital Market since that time. Delisting of our securities from the Nasdaq Stock Market is expected to occur on May 22, 2008. Following suspension of our securities from trading, the ability of our stockholders to buy and sell our securities has been materially impaired. Further, if we are unable to comply with the requirements for quotation of our securities on other over-the-counter markets or quotation services such as the OTC Bulletin Board or the Pink Sheets, liquidity for our securities may be further limited and substantially impair our stockholders’ ability to buy and sell our securities.

If we fail to retain the services of our remaining executive officer and board member our ability to successfully wind-up our business could be materially impacted.

Our ability to successfully wind-up our business depends in large part upon our ability to retain the services of John W. Martin, our Secretary and General Counsel and our current principal executive and financial officer. Given our current circumstances, no assurance can be given that we will be able to retain the continued service of Mr. Martin.

We may issue additional shares of our common stock in the future which may dilute the interests of existing stockholders.

Although we previously have no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, we may in the future attempt to issue shares to settle obligations and liabilities, or for other corporate purposes. Any additional issuance by us, from our authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

Indemnification of officers and directors for securities liabilities.

Our Bylaws provide that we will indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in laws of the state of California. The foregoing could result in substantial expenditures by us and prevent any recovery from such officers, directors, agents and employees for losses incurred by us as a result of their actions.

Penny stock sales practice requirements.

As a result of our current circumstances, we believe that our common stock is subject to the “penny stock rules” promulgated under Section 3a51 of the Exchange Act. Such rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the penny stock rules may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in any secondary market.

ITEM  3 – CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

Item 1 – Legal Proceedings

On September 5, 2006, a third-party complaint was filed by Lazaro Rodriguez and SmartProperties.Org Construction, LLC (“SmartProperties”) against us in the primary action of Pitrina Messina vs. Lazaro Rodriguez and SmartProperties, which was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The primary complaint filed by Pitrina Messina (“Plaintiff Messina”) alleges that Mr. Rodriguez and SmartProperties failed to provide certain promised mold remediation services with respect to certain residential property owned by Pitrina Messina (the “Messina Property”). In their third party complaint, Mr. Rodriguez and SmartProperties allege that they contracted with us to perform the promised mold remediation services on the Messina Property and therefore to the extent that Mr. Rodriguez and/or SmartProperties is found liable for any damages to Plaintiff Messina under the primary complaint, we should be required to pay Mr. Rodriguez and/or SmartProperties such damages. Discovery has concluded in this matter as of year-end 2007. On December 7, 2007, a hearing was conducted and an order was issued denying in part and granting in part a motion of summary judgment, alternatively motion for partial summary judgment and dismissing various claims against American Mold Guard, Inc. with prejudice. A tentative trial date was scheduled for late March 2008, but that tentative trial date was postponed to an as yet undetermined future trial date.We believe that the third party complaint filed against us by Mr. Rodriguez and SmartProperties is without merit and we intend to defend the litigation vigorously. Further, we do not believe the ultimate resolution of this matter will have a material effect on our financial statements.

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

Item 3 – Defaults upon Senior Securities

As previously disclosed in a Current Report on Form 8-K filed with the SEC by us on April 8, 2008 (File No. 001-32862), we received a Notice of Default from the Collateral Agent for Calliope, pursuant to which the Collateral Agent asserted that we were in default of certain obligations under the Security Agreement with respect to the secured Convertible. At the time of the Notice of Default, the principal balance outstanding on the Secured Convertible Note was $1,636,364, and outstanding accrued interest was $12,722.69.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Juan Capistrano, State of California, on the 20th day of May, 2008.

Date: May 20, 2008

AMERICAN MOLD GUARD, INC.

/s/ JOHN W. MARTIN
John W. Martin Secretary, General Counsel, Principal Executive Officer and Principal Financial Officer